Form 10-Q
period 2021-10-31
Birdie Win Corp
filed 2021-11-26
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-259112

BIRDIE WIN CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	8200	38-4179726
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia

(Address of principal executive offices, including zip code)

Issuer’s telephone number: (+60) 3 2776 4841

Company email: birdiewincorp@gmail.com

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 26, 2021
Common Stock, $0.001 par value	5,040,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2021 (UNAUDITED) AND JULY 31, 2021

 (CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of October 31, 2021	As of July 31, 2021
		(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,812	$19,819
Prepayment	1,662	384
TOTAL CURRENT ASSETS	49,474	20,203

NON-CURRENT ASSETS
Plant and equipment, net	$824	$901
TOTAL NON-CURRENT ASSETS	824	901

TOTAL ASSETS	$50,298	$21,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$22,500	$5,250
Amount due to a director	4,800	2,681
Customer deposit	-	10,000
TOTAL CURRENT LIABILITIES	27,300	17,931

TOTAL LIABILITIES	$27,300	$17,931

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,040,000 and 3,600,000 shares as of October 31, 2021 and July 31, 2021, respectively	$5,040	$3,600
Additional paid in capital	34,560	-
Accumulated deficit	(16,602)	(427)
TOTAL STOCKHOLDERS’ EQUITY	$22,998	$3,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,298	$21,104

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three months ended October 31, 2021
REVENUE	$20,000

COST REVENUE	(147)

GROSS PROFIT	$19,853

GENERAL AND ADMINISTRATIVE EXPENSES	(36,678)

LOSS FROM OPERATION BEFORE INCOME TAX	$(16,825)

OTHER INCOME	650

LOSS BEFORE INCOME TAX	$(16,175)

INCOME TAX EXPENSES	-

NET LOSS	$(16,175)

OTHER COMPREHENSIVE INCOME	-

TOTAL COMPREHENSIVE LOSS	$(16,175)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,129,130

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of April 16, 2021 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	3,600,000	3,600	-	-	3,600
Net loss	-	-	-	(427)	(427)
Balance as of July 31, 2021	3,600,000	3,600	-	(427)	3,173
Initial public offering	1,440,000	1,440	34,560	-	36,000
Net loss	-	-	-	(16,175)	(16,175)
Balance as of October 31, 2021	5,040,000	5,040	34,560	(16,602)	22,998

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three months ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	77
Changes in operating assets and liabilities:
Prepayment	(1,278)
Accrued liabilities	17,250
Amount due to a director	2,119
Customer deposit	(10,000)

Net cash used in operating activities	(8,007)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$36,000

Net cash provided by financing activity	36,000

Effect of exchange rate changes on cash and cash equivalent	-

Net increase in cash and cash equivalents	27,993
Cash and cash equivalents, beginning of period	19,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,812

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Birdie Win Corporation, a Nevada corporation, (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

Birdie Win Corporation is headquartered in Kuala Lumpur, Malaysia. We provide financial literacy seminar services to Malaysian individuals and families. Our mission is to improve the financial well-being of our clients.

The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed financial statements for Birdie Win Corporation for the period ended October 31, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years

Revenue Recognition

Revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to customer. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the provision of services upon delivery of the finalized Personal Financial Report to the customer.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recently issued and adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

COVID-19 Uncertainty

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities during the past few months. The negative impacts of the COVID-19 outbreak on our business may include, but not strictly be limited to:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in most industries have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

We are unable to accurately predict the impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid-19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

3. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of October 31, 2021:

	As of October 31, 2021	As of July 31, 2021

Computer and Software	$927	$927
Less: accumulated depreciation	(103)	(26)
Plant and equipment, net	$824	$901

Depreciation expense for the period ended October 31, 2021 was $77.

4. AMOUNT DUE TO A DIRECTOR

As of October 31, 2021, the sole director of the Company advanced $4,800 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Yee Chee Yong, has not been compensated for the services.

5. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

During the three months ended October 31, 2021, the Company issued an aggregated of 1,440,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $36,000.

As of October 31, 2021, the Company has 5,040,000 shares of common stock issued and outstanding.

6. INCOME TAX

The loss from operation before income tax of the Company for the three months ended October 31, 2021 was comprised of the following:

Three months ended October 31, 2021
Tax jurisdictions from:
– Local	$(16,175)

Loss from operation before income tax	$(16,175)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2021, the operations in the United States of America incurred $16,602 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $3,486 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2021:

	As of	As of
	October 31, 2021	July 31, 2021
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$3,486	$90
Less: valuation allowance	(3,486)	(90)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,486 as of October 31, 2021.

7. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended October 31, 2021, there were two customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	Three months ended October 31, 2021
	Revenue	Percentage of Revenue	Accounts receivable

Customer A	$10,000	50%	$-
Customer B	10,000	50%	-
Total	$20,000	100%	$-

8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2021 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 dated August 27, 2021, for the period from inception on April 16, 2021 to July 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 registration statement, filed on August 27, 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview (TBC)

We, Birdie Win Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to customers in Malaysia and Hong Kong individuals or families.

Results of operations

Three months ended October 31, 2021

Revenues

For the three months ended October 31, 2021, the Company generated revenue in the amount of $20,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

General and Administrative Expenses

For the three months ended October 31, 2021, the Company had general and administrative expenses in the amount of $36,678 . These were primarily comprised of legal and professional fees, audit fees, and transfer agent fees.

Net Loss

For the three months ended October 31, 2021, the Company has incurred a net loss of $16,175.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months ended October 31, 2021, the Company has used $8,007 in operating activities primarily caused by increase in prepayment, decrease in accrued liability, and decrease in customer deposit.

Cash Provided by Financing Activity

For the three months ended October 31, 2021, the Company received $36,000 from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Birdie Win Corporation
(Name of Registrant)

Date: November 26, 2021

	By:	/s/ CHEE YONG YEE
Chee Yong Yee
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-