Form 10-Q
period 2022-01-31
Birdie Win Corp
filed 2022-02-22
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2022

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 21, 2022
Common Stock, $0.001 par value	5,040,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2022 (UNAUDITED) AND JULY 31, 2021

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of January 31, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,308	$19,819
Prepayment	1,140	384
TOTAL CURRENT ASSETS	32,448	20,203

NON-CURRENT ASSETS
Plant and equipment, net	$1,970	$901
TOTAL NON-CURRENT ASSETS	1,970	901

TOTAL ASSETS	$34,418	$21,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,500	$5,250
Amount due to a director	7,000	2,681
Customer deposit	-	10,000
TOTAL CURRENT LIABILITIES	9,500	17,931

TOTAL LIABILITIES	$9,500	$17,931

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,040,000 and 3,600,000 shares as of January 31, 2022 and July 31, 2021, respectively	$5,040	$3,600
Additional paid in capital	34,560	-
Accumulated deficit	(14,682)	(427)
TOTAL STOCKHOLDERS’ EQUITY	$24,918	$3,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,418	$21,104

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended January 31, 2022	Six months ended January 31, 2022
REVENUE	$10,000	$30,000

COST REVENUE	(147)	(294)

GROSS PROFIT	$9,853	$29,706

GENERAL AND ADMINISTRATIVE EXPENSES	(8,071)	(44,749)

PROFIT / (LOSS) FROM OPERATION BEFORE INCOME TAX	$1,782	$(15,043)

OTHER INCOME	138	788

PROFIT / (LOSS) BEFORE INCOME TAX	$1,920	$(14,255)

INCOME TAX EXPENSES	-	-

NET PROFIT / (LOSS)	$1,920	$(14,255)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS)	$1,920	$(14,255)

NET PROFIT / (LOSS) PER SHARE- BASIC AND DILUTED	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,040,000	4,579,243

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of April 16, 2021 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	3,600,000	3,600	-	-	3,600
Net loss	-	-	-	(427)	(427)
Balance as of July 31, 2021	3,600,000	3,600	-	(427)	3,173
Initial public offering	1,440,000	1,440	34,560	-	36,000
Net loss	-	-	-	(16,175)	(16,175)
Balance as of October 31, 2021	5,040,000	5,040	34,560	(16,602)	22,998
Net profit	-	-	-	1,920	1,920
Balance as of January 31, 2022	5,040,000	5,040	34,560	(14,682)	24,918

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Six months ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	235
Changes in operating assets and liabilities:
Prepayment	(756)
Accrued liabilities	(2,750)
Amount due to a director	4,319
Customer deposit	(10,000)

Net cash used in operating activities	(23,207)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$(1,304)

Net cash used in investing activity	(1,304)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$36,000

Net cash provided by financing activity	36,000

Effect of exchange rate changes on cash and cash equivalent	-

Net increase in cash and cash equivalents	11,489
Cash and cash equivalents, beginning of period	19,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,308

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed financial statements for Birdie Win Corporation for the period ended January 31, 2022 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

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

3. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of January 31, 2022:

	As of January 31, 2022	As of July 31, 2021

Computer and Software	$2,231	$927
Less: accumulated depreciation	(261)	(26)
Plant and equipment, net	$1,970	$901

Depreciation expense for the period ended January 31, 2022 was $235.

4. AMOUNT DUE TO A DIRECTOR

As of January 31, 2022, the sole director of the Company advanced $7,000 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Yee Chee Yong, has not been compensated for the services.

5. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

During the six months ended January 31, 2022, the Company issued an aggregated of 1,440,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $36,000.

As of January 31, 2022, the Company has 5,040,000 shares of common stock issued and outstanding.

6. INCOME TAX

The loss from operation before income tax of the Company for the six months ended January 31, 2022 was comprised of the following:

Six months ended January 31, 2022
Tax jurisdictions from:
– Local	$(14,255)

Loss from operation before income tax	$(14,255)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2022, the operations in the United States of America incurred $14,682 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $3,083 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2022:

	As of	As of
	January 31, 2022	July 31, 2021
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$3,083	$90
Less: valuation allowance	(3,083)	(90)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,083 as of January 31, 2022.

7. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2022, there were three customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	Three months ended January 31, 2022
	Revenue	Percentage of Revenue	Accounts receivable

Customer A	$10,000	100%	$-
Total	$10,000	100%	$-

For the six months ended January 31, 2022, there were three customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	Six months ended January 31, 2022
	Revenue	Percentage of Revenue	Accounts receivable

Customer A	$10,000	33%	$-
Customer B	10,000	33%	-
Customer C	10,000	33%	-
Total	$30,000	100%	$-

8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2022 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended January 31, 2022

Revenues

For the three months ended January 31, 2022, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

General and Administrative Expenses

For the three months ended January 31, 2022, the Company had general and administrative expenses in the amount of $8,071. These were primarily comprised of legal and professional fees, audit fees, and exchange loss.

Net Profit

For the three months ended January 31, 2022, the Company has incurred a net profit of $1,920.

Six months ended January 31, 2022

Revenues

For the six months ended January 31, 2022, the Company generated revenue in the amount of $30,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

General and Administrative Expenses

For the six months ended January 31, 2022, the Company had general and administrative expenses in the amount of $44,749 . These were primarily comprised of legal and professional fees, audit fees, and transfer agent fees.

Net Loss

For the six months ended January 31, 2022, the Company has incurred a net loss of $14,255.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months ended January 31, 2022, the Company has used $23,207 in operating activities primarily caused by decrease in prepayment, decrease in accrued liability, increase in loan from director and decrease in customer deposit.

Cash Used in Investing Activities

For the six months ended January 31, 2022, the Company has used $1,307 in investing activities primarily attributable to the purchase of equipment.

Cash Provided by Financing Activity

For the six months ended January 31, 2022, the Company received $36,000 from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 22, 2022

	By:	/s/ CHEE YONG YEE
Chee Yong Yee
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-