Form 10-K
period 2022-07-31
Birdie Win Corp
filed 2022-10-11
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-259112

BIRDIE WIN CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	38-4179726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia
Address of principal executive offices, including zip code

+(60)3 - 2776 4841
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 11, 2022
Common Stock, $0.001 par value	5,040,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

BIRDIE WIN CORPORATION

FORM 10-K

For the Fiscal Year Ended July 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Birdie Win” are references to Birdie Win Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Birdie Win Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

On April 16, 2021, Mr. Chee Yong Yee (“Mr. Yee”) was appointed as President, Secretary, Treasurer and a member of our Board of Directors. Mr. Yee also served as Chief Executive Officer of the Company.

On April 16, 2021, the Company issued 3,600,000 shares of restricted common stock, with a par value of $0.001 per share, to Mr. Chee Yong Yee in consideration of $3,600. The $3,600 in proceeds went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On August 27, 2021, the Company has submitted initial Form S-1 Registration Statement to S.E.C registering an offering by the Company amounted up to $120,000 to Securities & Exchange Commission (“S.E.C”), which was later declared effective on September 23, 2021.

On October 11, 2021, the Company resolved to close the public offering pursuant to Form S-1, resulting in 1,440,000 shares of common stock being sold at $0.025 per share for a total of $36,000. The proceed of $36,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

Description of Business

Birdie Win Corporation is headquartered in Selangor, Malaysia. The Company primarily operates through providing financial literacy seminar services to Malaysian individuals and families. Our mission is to improve the financial well-being of our clients which coincides with the Malaysia National Strategy for Financial Literacy 2019-2023.

The Company believes there is enormous opportunity in promoting, and at the same time profiting from financial literacy in Malaysia. At present, the only service that has been provided by the Company is the one-on-one Personal Financial Literacy Seminar (herein referred as “PFL Seminar”). All other additional services are prospective, and have not, as of this point in time, been performed for any clients yet. We believe that we have the capacity to offer the services immediately upon securing an agreement with a client.

Our PFL Seminar focuses on elevating our clients’ financial literacy and teaching them responsible financial behaviors and rational attitudes towards financial management. Our PFL Seminar aims to improve clients’ awareness and capability to make rational financial decision throughout their life stages, which leads to sustained improvements in their financial behavior. We believe that raising financial literacy is a key to empower clients with the financial knowledge and skills to improve their financial well-being. Financially capable clients could interact responsibly with their financial service providers, which in turn builds a healthy financial lifestyle. At present, our PFL Seminar is taught solely by the Company’s President. We intend to hire additional instructors in the future, depending on the success of our operations, and will require that all instructors have relevant training/background and that the follow a standard of procedure (SOP), that has yet to be developed, in order to ensure that their lessons meet the quality standards we require.

Our PFL Seminar is a one-on-one workshop, presently conducted online via Zoom due to the Covid-19 pandemic, which consists of four sessions and the clients are expected to devote at least three hours per session as elaborated below:

Session 1: Financial Management Knowledge, Tool and Resources

Studies reveal that Malaysians lack sufficient confidence in their financial knowledge and skills. According to the Malaysia National Strategy for Financial Literacy 2019-20231, it was found that one-third of Malaysians rated their financial knowledge as low; while one-tenth felt that they were not disciplined when it came to their financial budgeting.

Session 1 of our PFL Seminar enlightens clients with the above concerns and goes into detail on the following key learning objectives:

1.	Knowledge of financial concepts;

2.	Ability to live within means;

3.	Management of expected and unexpected expenses;

4.	Being vigilant to avoid financial scams; and

5.	Ability to assess the risks and benefits of financial products and services.

Session 2: Long-term Financial Planning Knowledge

Our research indicates Malaysians tend to save without clear goals and “live for today”, leaving them with insufficient funds for major expenses. According to the Malaysia National Strategy for Financial Literacy 2019-20231, it was found that 84% of Malaysians who claim to save regularly do so only for the immediate term. These savings are typically withdrawn by the end of the month with no accumulation of wealth. The absence of long-term goals leaves many Malaysians ill-prepared to deal with both expected and unexpected expenses such as loss of income, serious illness, accidents, pandemic, etc.

Session 2 of our PFL Seminar enlightens clients with the above concerns and goes into detail on the following key learning objectives:

1.	The use of innovation guides and tools to improve long-term financial planning;

2.	Awareness and knowledge of the benefits of seeking appropriate professional advice on financial planning;

3.	The importance of voluntary savings and income diversification; and

4.	The importance of long-term financial plans for retirement.

The desired outcomes of this session are inculcating clients with the habit of long-term planning for different life stages or events, such as marriage, having children, performing pilgrimage, death and illness. Clients will also be aware of the importance of funding sufficiency to meet their future financial needs and retirement life.

Session 3: Protect Your Money

We believe it is increasingly important to be financially literate in this era of digitization, as online information can be overwhelming and even inaccurate. Furthermore, as new financial products and services, such as internet banking and mobile payments, are growing in popularity, the capability to validate and verify such information is crucial before making any financial decisions.

Expectations of unrealistically high returns also increase the risk of falling victim to scams and illegal financial schemes. We believe with enough financial knowledge; our clients will be able to make the distinction between legitimate products and fraudulent schemes and be aware of avenues to seek help when in doubt.

Session 3 of our PFL Seminar enlightens clients with the above concerns and goes into detail on the following key learning objectives:

1.	Provide better understanding of risks and returns;

2.	Improve awareness of the innovation of financial products and its implications;

3.	Raise awareness on financial scams and fraud; and

4.	Explain the risks of sophisticated financial products and services.

Session 3 of PFL Seminar should increase clients’ awareness and understandings on the key features of certain financial products and services. They should also be able to identify suitable financial products based on their risk appetites and objectives and make rational financial decisions.

Session 4: Personal Financial Report Preparation and Analysis

Session 4 of our PFL Seminar equips our clients with the skills to generate their own Personal Financial Report by using third party financial planning software with goal-planning and scenario-based features. The Personal Financial Report should take into consideration of local financial markets system, social welfare system, quality of health care services, tax regulations and current economic indicators such as inflation rate, nominal real interest, regional GDP growth rate and unemployment rate.

We also educate our clients on how to analyze their Personal Financial Reports to understand their financial situations and evaluate to what extent their goals, needs and priorities can be met by their resources and current course of action. One useful function of the Personal Financial Report is financial ratio analysis which allows the client to evaluate their financial health. The financial ratio includes solvency ratio, investment assets to net worth ratio, debt to total assets ratio, debt to income ratio, liquidity ratio and saving ratio.

Based on the Personal Financial Report, we also equip clients with the skills needed to forecast their pre-retirement wealth accumulation and post-retirement expenses by assuming constant consumption and investment patterns. The Personal Financial Report also creates simulations of both optimistic and pessimistic wealth accumulation scenarios, including longevity risks. Additionally, if the client is married or in a long-term partnership, the plan should include survivorship considerations and projected financial scenarios for the surviving partner.

Session 4 of our PFL Seminar intends to empower our clients to be able to prepare and analyze their Personal Financial Report which provides guidance for rational decision-making and serves as both a roadmap to successful financial planning and a bulwark against potential mistakes or misdeeds. Our proposed content of the Personal Financial Report is as follows:

1.	Disclaimer

2.	Financial Overview

3.	Personal Information

4.	Balance Sheet

5.	Cash Flow

6.	Financial Ratios Analysis

7.	Financial Goals

8.	Insurance Coverage

9.	Investment Strategy

We will not advise any specific insurance product or investment product issued by any financial institutes, including bank, insurance company, fund house, etc. This will enhance the independence and accuracy of the Personal Financial Report through avoidance of potential conflicts of interest. Instead of any specific insurance or investment product, we will recommend the proposed amount of sum insured for insurance portion while the asset class allocation for the investment strategy portion.

Once the client is satisfied with the Personal Financial Report generated, the client needs to decide the timing of implementation. We can accompany the client to visit different financial institutes and help to sort out the suitable products, which are relevant and consistent with their Personal Financial Reports, in order to avoid mis-selling or mis-matching between the client and products’ objective and risk.

Personal Financial Report Review and Evaluation Program

Personal Financial Report Review and Evaluation Program enables our existing clients to understand how their investment portfolio is performing and whether their financial goals are likely to be achieved. Our clients can subscribe to the program after their Personal Financial Reports are generated. We can review and re-assess a client’s Personal Financial Report to check whether their portfolio management is in line with their investment strategy, and whether any changes are required to achieve the clients’ goals. During the program, the client can obtain a better picture on their goal achievement progress, process consistency and portfolio performance. Furthermore, if there is any update on our program, we will invite those existing clients to join the updated session at a discounted fee.

Pricing

We generate our revenues by providing FPL Seminar services to Malaysian individuals and families. The one-time PFL seminar fees are typically a flat fee, which is currently proposed as $10,000 for each client.

Furthermore, we charge our clients who subscribe to our Personal Financial Report Review and Evaluation Program recurring consulting fees. The amount is negotiated on a case-by-case basis depending on the nature and extent of our services, such as investor coordination, investment advisory services and distribution of periodic product performance reports computed.

Marketing Efforts

We believe word-of-mouth is an especially effective marketing tool for our business. We intend to engage in nationwide marketing initiatives to further raise our brand awareness while continuing to improve client satisfaction to strengthen our word-of-mouth referrals.

We expect to increase our marketing efforts through our President’s personal networks and industry association channels which have not, at this point of time, been fully identified. Our President leverages various resources in performing tasks, including their social connections and referrals from existing clients.

Additionally, we intend to bolster our professional reputation and image by showcasing our knowledge and industry expertise via marketing campaigns through various forms of media, including our website at www.birdiewin.com. We have undefined plans to initially market our services through webinars, the creation of a wide variety of white papers, newsletters, books, and other information offerings. Furthermore, we plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn. A targeted campaign is intended to be made to focus on individuals and families. At this point in time, we cannot state with any certainty when we will commence with the aforementioned marketing activities.

Competition

The financial literacy services industry is very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant national wealth management firm, private banks and family offices headquartered in Malaysia.

The majority of our competitors are banks, wealth management firms, and insurance brokers who aim to sell their own products by providing financial literacy services. As such, we feel that we have a competitive advantage over many of our competitors, in that we do not sell any specific insurance or investment product, and instead strive to maintain our independence and avoid potential conflicts of interest. We believe that our clients will feel assured that the quality of our services and recommendations are not hampered by the need to sell any additional products.

We believe that existing and new competitors will continue to improve their services and introduce new services with competitive pricing and performance characteristics. In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share. Sales and overall profitability could be reduced in either case.

Employees

Currently, we have one employee which is our President and Chief Executive Officer, Mr. Chee Yong Yee. Currently, Mr. Yee has the flexibility to work on our business up to 30 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director. We have no employment agreements at this time with our officers and directors. We intend to hire more staffs to assist in the development and execution of our business operations.

Government Regulations

Birdie Win Corporation solely provides financial literacy seminar services, and we will not take part in any distribution of financial products, such as insurance or investment products. We are not required to obtain any license that we are aware of except possibly business registration licenses in jurisdictions we may intend to operate in.

However, from time to time during one-on-one PFL Seminar and Personal Financial Report Review and Evaluation Program, the Company or employee of the Company will come across personal data as defined under Malaysia Personal Data Protective Act 2010 (herein referred as “PDPA”). According to PDPA, Data User, such as the Company or employee of the Company, shall not process personal data about a data subject unless the data subject has given his consent to the processing of the personal data.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia. The Company rents this office space from a third party at a price of approximately $496 a year. The term of the rental is from May 9, 2022 through May 8, 2023.

We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company sole class of common equity is currently quoted under OTC Markets Pink Sheet under symbol BRWC since March 23, 2022. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$0.2001	$0.025
Fourth Quarter	$0.215	$0.1802

Holders

As of July 31, 2022, we have 30 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2022.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on August 27, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Birdie Win Corporation is headquartered in Selangor, Malaysia. The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to customers in Malaysia and Hong Kong individuals or families.

Our cash and cash equivalents are $19,312 as of July 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2022, the Company incurred a net loss of $25,494 and used cash in operating activities of $35,203 and borrowed $4,645 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended July 31, 2022

Revenues

For the years ended July 31, 2022 and 2021, the Company has generated a revenue of $30,000 and $20,000 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients.

General and Administrative Expenses

For the years ended July 31, 2022 and 2021, the Company incurred general and administrative expenses of $55,756 and $20,279 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Net Loss

For the years ended July 31, 2022 and 2021, the Company incurred a net loss of $25,494 and $427 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has decreased by $507, from $19,819 as of July 31, 2021 to $19,312 as of July 31, 2022. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended July 31, 2022, the Company has used $35,203 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease in accrued liabilities and decrease in customer deposit.

For the year ended July 31, 2021, the Company has received $17,146 from operating activities, which was primarily attributable to increase in accrued liabilities, the amount due to our director and a customer deposit.

Cash Used in Investing Activities

For the year ended July 31, 2022, the Company has used $1,304 in investing activity primarily attributable to the purchase of equipment.

For the year ended July 31, 2021, the Company has used $927 in investing activity primarily attributable to the purchase of equipment.

Cash Provided by Financing Activities

On April 16, 2021, our sole officer and director, Mr. Chee Yong Yee, purchased 3,600,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share. The $3,600 in proceeds went directly to the Company to be used for working capital.

For the year ended July 31, 2022, the Company has received $36,000 from financing activity primarily from issuance of shares of common stock pursuant to our initial public offering.

For the year ended July 31, 2021, the Company has received $3,600 from financing activity primarily from subscription of shares of common stock by our director, Mr. Chee Yong Yee.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2022.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2022, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2022.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Chee Yong Yee	29	Chief Executive Officer, President, Secretary, Treasurer, Director

Chee Yong Yee - Chief Executive Officer, President, Secretary, Treasurer, Director

In 2015, Mr. Yee graduated from the Lancaster University with a Bachelor of Science (Hons) in Accounting and Finance. In December 2015, he started his career as a Corporate Finance Engineer at the Greenpro Resources Sdn. Bhd., a Hong Kong based multinational company. He was responsible for the daily operations which included, but were not limited to, transaction advisory, corporate restructuring, accounting, tax planning and advisory, audit arrangement, and investor relations of Greenpro Capital Corp, the parent company of Greenpro Resources Sdn. Bhd. In June 2018, Mr. Yee was promoted as the Assistant Manager of Greenpro Resources Sdn. Bhd. Mr. Yee left this position in February 2019 and joined Hexcellence Consulting Sdn. Bhd. in April 2019. Hexcellence Consulting Sdn. Bhd. is a Malaysia-based boutique corporate advisory firm, which specializes in merger and acquisitions, corporate reporting services, corporate secretarial services, business restructuring, and due diligence advisory services.

In April 2021, Mr. Yee founded Birdie Win Corporation, and serves as our President, Secretary, Treasurer, and Director.

Mr. Yee’s experience in financial advisory and business development has led the Board of Directors to reach the conclusion that he should serve as President, Chief Executive Officer and Director of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception (April 16, 2021) to July 31, 2022:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chee Yong Yee, Chief Executive Officer, President, Secretary, Treasurer, Director	2022	$-	-	-	-	-	-	-	$-

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2022, the Company has 3,600,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chee Yong Yee President, Secretary, Treasurer, Chief Executive Officer, and Director	3,600,000	71.42%	-	-	71.42%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, during the year ended July 31, 2022, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On April 16, 2021, the Company issued 3,600,000 shares of restricted common stock, with a par value of $0.001 per share, to Mr. Chee Yong Yee in consideration of $3,600. The $3,600 in proceeds went to the Company to be used as working capital.

Mr. Chee Yong Yee, serves as our Chief Executive Officer, President, Secretary, Treasurer and Director.

As of July 31, 2021, our sole director, Mr. Chee Yong Yee, advanced $2,681 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

As of July 31, 2022, our sole director, Mr. Chee Yong Yee, advanced $4,645 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2022 and 2021. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since July 01, 2021.

ACCOUNTING FEES AND SERVICES	2022	2021

Audit fees	$5,000	$5,000
Audit-related fees	7,500	-
Tax fees	-	-
All other fees	-	-

Total	$12,500	$5,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Birdie Win Corporation and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Birdie Win Corporation

Date: October 11, 2022	By:	/s/ CHEE YONG YEE
Chee Yong Yee Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chee Yong Yee	Chief Executive Officer, President, Secretary, Treasurer, Director
CHEE YONG YEE	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 11, 2022

BIRDIE WIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Birdie Win Corporation

D109, Level 1, Block D

Kelana Square, Jalan SS7/26

47301 Petaling Jaya

Selangor Darul Ehsan

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Birdie Win Corporation (the ‘Company’) as of July 31, 2022 and July 31, 2021, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended July 31, 2022 and July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and July 31,2021, and the results of its operations and its cash flows for the year ended July 31, 2022 and July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2021.
JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
October 11, 2022

Item 1. Financial Statements

BIRDIE WIN CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,312	$19,819
Prepayment	2,594	384
TOTAL CURRENT ASSETS	21,906	20,203

NON-CURRENT ASSET
Plant and equipment, net	$1,599	$901
TOTAL NON-CURRENT ASSET	1,599	901

TOTAL ASSETS	$23,505	$21,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,500	$5,250
Amount due to a director	7,326	2,681
Customer deposit	-	10,000
TOTAL CURRENT LIABILITIES	9,826	17,931

TOTAL LIABILITIES	$9,826	$17,931

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,040,000 and 3,600,000 shares as of July 31, 2022 and July 31, 2021, respectively	$5,040	$3,600
Additional paid in capital	34,560	-
Accumulated deficit	(25,921)	(427)
TOTAL STOCKHOLDERS’ EQUITY	$13,679	$3,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,505	$21,104

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, July 31
	2022	2021
	(Audited)	(Audited)
REVENUE	$30,000	$20,000

COST OF REVENUE	(294)	(148)

GROSS PROFIT	29,706	19,852

OTHER INCOME	556	-

GENERAL AND ADMINISTRATIVE EXPENSES	(55,756)	(20,279)

LOSS BEFORE INCOME TAX	(25,494)	(427)

INCOME TAX EXPENSES	-	-

NET LOSS	(25,494)	(427)

OTHER COMPREHENSIVE LOSS	-	-

TOTAL COMPREHENSIVE LOSS	$(25,494)	$(427)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,807,104	3,600,000

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of April 16, 2021 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	3,600,000	3,600	-	-	3,600
Net loss for the year 2021	-	-	-	(427)	(427)
Balance as of July 31, 2021	3,600,000	3,600	-	(427)	3,173
Initial public offering	1,440,000	1,440	34,560	-	36,000
Net loss for the year 2022	-	-	-	(25,494)	(25,494)
Balance as of July 31, 2022	5,040,000	5,040	34,560	(25,921)	13,679

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended July 31,
	2022	2021
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,494)	$(427)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	606	26
Changes in operating assets and liabilities:
Increase in prepayment	(2,210)	(384)
(Decrease)/Increase in accrued liabilities	(2,750)	5,250
Increase in amount due to a director	4,645	2,681
(Decrease)/Increase in customer deposit	(10,000)	10,000
Net cash flows (used in)/from operating activities	(35,203)	17,146

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(1,304)	(927)
Net cash flows used in investing activity	(1,304)	(927)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	36,000	3,600
Net cash flows provided by financing activity	36,000	3,600

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	(507)	19,819
Cash and cash equivalents, beginning of year	19,819	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,312	$19,819

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Birdie Win Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

Birdie Win Corporation is headquartered in Selangor, Malaysia. We provide financial literacy seminar services to Malaysian and Hong Kong individuals and families. Our mission is to improve the financial well-being of our clients.

The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia.

On April 16, 2021, Mr. Chee Yong Yee (“Mr. Yee”) was appointed as President, Secretary, Treasurer and a member of our Board of Directors. Mr. Yee also served as Chief Executive Officer of the Company.

On April 16, 2021, the Company issued 3,600,000 shares of restricted common stock, with a par value of $0.001 per share, to Mr. Chee Yong Yee in consideration of $3,600. The $3,600 in proceeds went to the Company to be used as working capital.

On October 11, 2021, the Company resolved to close the public offering pursuant to Form S-1, resulting in 1,440,000 shares of common stock being sold at $0.025 per share for a total of $36,000. The proceed of $36,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

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

Our deposit in Malaysia is currently deposit in United Overseas Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The Scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $59,462, if the aforementioned banks fail.

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

Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

As of July 31, 2022 and 2021, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Recently Issued and Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s present or future financial statements.

3. PREPAYMENT

	As of July 31
	2022	2021

Prepaid expenses	$2,594	$384
Total	$2,594	$384

Prepaid expenses for the years ended July 21, 2022 and 2021 represent the payment made to stock and registrar fee, OTCIQ fee and virtual office rental fee.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of July 31, 2022 and 2021:

	As of July 31
	2022	2021

Computer and software	$2,231	$927
Less: Accumulated depreciation	(632)	(26)
Plant and equipment, net	$1,599	$901

For the year ended July 31, 2022, the Company has invested $1,304 in computer and software.

For the year ended July 31, 2021, the Company has invested $927 in computer and software.

Depreciation expenses for the years ended July 31, 2022 and 2021 amounted to $606 and $26 respectively.

5. ACCRUED LIABILITIES

	As of July 31
	2022	2021

Accrued expenses	$2,500	$5,250
Total	$2,500	$5,250

Accrued expenses for the years ended July 31, 2022 and 2021 consist of accrued audit fees.

6. AMOUNT DUE TO A DIRECTOR

As of July 31, 2022, the sole director of the Company advanced $7,326 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Mr. Chee Yong Yee, has not been compensated for the services.

7. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

For the year ended July 31, 2022, the Company issued an aggregated of 1,440,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $36,000.

As of July 31, 2022, the Company has 5,040,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

8. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2022, there were three customers who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended July 31, 2022
	Revenue	Percentage of Revenue	Accounts receivable

Customer A	$10,000	33%	$-
Customer B	10,000	33%	-
Customer C	10,000	33%	-
Total	$30,000	100%	$-

9. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2022 and 2021 were comprised of the following:

	For the years ended July 31
	2022	2021
Tax jurisdictions from:
– Local	$(25,494)	$(427)

Loss before income taxes	$(25,494)	$(427)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2022, the operations in the United States of America incurred $25,921 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $5,443 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2022 and July 31, 2021:

	As of July 31
	2022		2021
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		5,443		90
Less: valuation allowance		(5,443)		(90)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,443 as of July 31, 2022.

10. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, food and beverage business and single reportable segment based on country, Malaysia.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the Year Ended July 31, 2022
By Business Unit	Financial Services Business	Total
Revenue	$30,000	$30,000

Cost of revenue	(294)	(294)
General and administrative expenses	(55,756)	(55,756)

Loss from operations	(26,050)	(26,050)

Total assets	$23,505	$23,505
Capital expenditure	$1,304	$1,304

	For the Year Ended July 31, 2021
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	(148)	(148)
General and administrative expenses	(20,279)	(20,279)

Loss from operations	(427)	(427)

Total assets	$21,104	$21,104
Capital expenditure	$927	$927

	For the Year Ended July 31, 2022
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$20,000	$10,000	$30,000

Cost of revenue	-	(196)	(98)	(294)
General and administrative expenses	-	(37,171)	(18,585)	(55,756)

Loss from operations	-	(17,367)	(8,683)	(26,050)

Total assets	$-	$-	$23,505	$23,505
Capital expenditure	$-	$-	$1,304	$1,304

	For the Year Ended July 31, 2021
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$10,000	$10,000	$20,000

Cost of revenue	-	(74)	(74)	(148)
General and administrative expenses	-	(10,139)	(10,140)	(20,279)

Loss from operations	-	(213)	(214)	(427)

Total assets	$-	$-	$21,104	$21,104
Capital expenditure	$-	$-	$927	$927

11. GOING CONCERN

For the year ended July 31, 2022, the Company incurred a net loss of $25,494 and used cash in operating activities of $35,203. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2022 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

