Form 10-Q
period 2022-10-31
Birdie Win Corp
filed 2022-12-12
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on December 12, 2022
Common Stock, $0.001 par value	5,040,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2022 (UNAUDITED) AND JULY 31, 2022

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,263	$19,312
Accounts receivable	5,000	-
Prepayment	3,133	2,594
TOTAL CURRENT ASSETS	22,396	21,906

NON-CURRENT ASSETS
Plant and equipment, net	$1,413	$1,599
TOTAL NON-CURRENT ASSETS	1,413	1,599

TOTAL ASSETS	$23,809	$23,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,500	$2,500
Amount due to a director	8,676	7,326
TOTAL CURRENT LIABILITIES	11,176	9,826

TOTAL LIABILITIES	$11,176	$9,826

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,040,000 and 5,040,000 shares as of October 31, 2022 and July 31, 2022, respectively	$5,040	$5,040
Additional paid in capital	34,560	34,560
Accumulated deficit	(26,967)	(25,921)
TOTAL STOCKHOLDERS’ EQUITY	$12,633	$13,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,809	$23,505

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended October 31, 2022	Three months ended October 31, 2021
REVENUE	$5,000	$20,000

COST REVENUE	-	(147)

GROSS PROFIT	$5,000	$19,853

GENERAL AND ADMINISTRATIVE EXPENSES	(6,471)	(36,678)

LOSS FROM OPERATION BEFORE INCOME TAX	$(1,471)	$(16,825)

OTHER INCOME	425	650

LOSS BEFORE INCOME TAX	$(1,046)	$(16,175)

INCOME TAX EXPENSES	-	-

NET LOSS	$(1,046)	$(16,175)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE LOSS	$(1,046)	$(16,175)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,040,000	4,129,130

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

There months ended October 31, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of July 31, 2022	5,040,000	5,040	34,560	(25,921)	13,679
Net loss	-	-	-	(1,046)	(1,046)
Balance as of October 31, 2022	5,040,000	5,040	34,560	(26,967)	12,633

There months ended October 31, 2021 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of July 31, 2021	3,600,000	3,600	-	(427)	3,173
Initial public offering	1,440,000	1,440	34,560	-	36,000
Net loss	-	-	-	(16,175)	(16,175)
Balance as of October 31, 2021	5,040,000	5,040	34,560	(16,602)	22,998

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Three Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,046)	$(16,175)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	186	77
Gain on foreign exchange - unrealised	(425)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,000)	-
Increase in prepayment	(539)	(1,278)
Increase in accrued liabilities	-	17,250
Increase in amount due to a director	1,350	2,119
Decrease in customer deposit	-	(10,000)
Net cash flows used in operating activities	(5,474)	(8,007)

CASH FLOWS FROM INVESTING ACTIVITY	-	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	-	36,000
Net cash flows provided by financing activity	-	36,000

Effect of exchange rate changes in cash and cash equivalents	425	-

Net changes in cash and cash equivalents	(5,049)	27,993
Cash and cash equivalents, beginning of period	19,312	19,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,263	$47,812

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended October 31, 2022 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended October 31, 2022 and 2021 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

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

Lease

The Company adopted the ASU No. 2016-02, on April 16, 2021 (date of inception). The Company leases office space for fixed periods without pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

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

3. PREPAYMENT

	As of October 31, 2022 (Unaudited)	As of July 31, 2022 (Audited)

Prepaid expenses	$3,133	$2,594
Total	$3,133	$2,594

Prepaid expenses for the years ended October 31, 2022 and 2021 represent the payment made to stock and registrar fee, OTCIQ fee and virtual office rental fee.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of October 31, 2022 and July 31, 2022:

	As of October 31, 2022 (Unaudited)	As of July 31, 2022 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(818)	(632)
Plant and equipment, net	$1,413	$1,599

Depreciation expense for the period ended October 31, 2022 was $186.

5. AMOUNT DUE TO A DIRECTOR

As of October 31, 2022, the sole director of the Company advanced $8,676 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Yee Chee Yong, has not been compensated for the services.

6. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

During the three months ended October 31, 2021, the Company issued an aggregated of 1,440,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $36,000.

As of October 31, 2022, the Company has 5,040,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

7. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended October 31, 2022 and 2021 were comprised of the following:

	For the three months ended October 31
	2022	2021
Tax jurisdictions from:
– Local	$(1,046)	$(16,175)

Loss before income taxes	$(1,046)	$(16,175)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2022, the operations in the United States of America incurred $26,967 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $5,663 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2022 and July 31, 2022:

	As of	As of
	October 31, 2022	July 31, 2022
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$5,663	$5,443
Less: valuation allowance	(5,663)	(5,443)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,663 as of October 31, 2022.

Malaysia

The incomes accruing in or derived from Malaysia by Birdie Win Corporation are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 25% on its assessable income.

8. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended October 31, 2022, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended October 31, 2021, there were two customers who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended October 31
	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$-	$10,000	-%	50%	$-	$-
Customer B	-	10,000	-	50	-	-
Customer C	5,000	-	100	-	5,000	-
Total	$5,000	$20,000	100%	100%	$5,000	$-

9. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, financial services business and two reportable segments based on country, Malaysia and Hong Kong.

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

	For the Three Months Ended and As of October 31, 2022
By Business Unit	Financial Services Business	Total
Revenue	$5,000	$5,000

Cost of revenue	-	-
General and administrative expenses	(6,471)	(6,471)

Loss from operations	(1,471)	(1,471)

Total assets	$23,809	$23,809
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2021
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	(147)	(147)
General and administrative expenses	(36,678)	(36,678)

Loss from operations	(16,825)	(16,825)

Total assets	$50,298	$50,298
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2022
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$-	$5,000	$5,000

Cost of revenue	-	-	-	-
General and administrative expenses	-	-	(6,471)	(6,471)

Loss from operations	-	-	(1,471)	(1,471)

Total assets	$-	$-	$23,809	$23,809
Capital expenditure	$-	$-	$-	$-

	For the Three Months Ended and As of October 31, 2021
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$10,000	$10,000	$20,000

Cost of revenue	-	(73)	(74)	(147)
General and administrative expenses	-	(18,339)	(18,339)	(36,678)

Loss from operations	-	(8,412)	(8,413)	(16,825)

Total assets	$-	$-	$50,298	$50,298
Capital expenditure	$-	$-	$-	$-

10. GOING CONCERN

For the three months ended October 31, 2022, the Company incurred a net loss of $1,046 and used cash in operating activities of $5,474. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2022 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended October 31, 2022 and 2021

Revenues

For the three months ended October 31, 2022, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to participant.

For the three months ended October 31, 2021, the Company generated revenue in the amount of $20,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

General and Administrative Expenses

For the three months ended October 31, 2022, the Company had general and administrative expenses in the amount of $6,471. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

For the three months ended October 31, 2021, the Company had general and administrative expenses in the amount of $36,678. These were primarily comprised of legal and professional fees, audit fees, and transfer agent fees.

The significant decrease of the general and administrative expenses was the result of the significant decrease in legal and professional fees.

Net Loss

For the three months ended October 31, 2022, the Company has incurred a net loss of $1,046.

For the three months ended October 31, 2021, the Company has incurred a net loss of $16,175.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months ended October 31, 2022, the Company has used $5,474 in operating activities, which was primarily attributable to net loss from operation, increase in accounts receivable and increase in prepayment.

For the three months ended October 31, 2021, the Company has used $8,007 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, increase in accrued liabilities and decrease in customer deposit.

Cash Provided by Financing Activity

For the three months ended October 31, 2022 and 2021, the Company received $0 and $36,000 respectively, from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Birdie Win Corporation
(Name of Registrant)

Date: December 12, 2022

By:	/s/ CHEE YONG YEE
Chee Yong Yee
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-