Form 10-Q
period 2023-01-31
Birdie Win Corp
filed 2023-02-14
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2023

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 15, 2023
Common Stock, $0.001 par value	5,040,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2023 (UNAUDITED) AND JULY 31, 2022

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of January 31, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,218	$19,312
Prepayment	3,287	2,594
TOTAL CURRENT ASSETS	22,505	21,906

NON-CURRENT ASSETS
Plant and equipment, net	$1,227	$1,599
TOTAL NON-CURRENT ASSETS	1,227	1,599

TOTAL ASSETS	$23,732	$23,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,500	$2,500
Amount due to a director	9,776	7,326
TOTAL CURRENT LIABILITIES	12,276	9,826

TOTAL LIABILITIES	$12,276	$9,826

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,040,000 and 5,040,000 shares as of January 31, 2023 and July 31, 2022, respectively	$5,040	$5,040
Additional paid in capital	34,560	34,560
Accumulated deficit	(28,144)	(25,921)
TOTAL STOCKHOLDERS’ EQUITY	$11,456	$13,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,732	$23,505

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended January 31		Six months ended January 31
	2023	2022	2023	2022
REVENUE	$5,000	$10,000	$10,000	$30,000

COST OF REVENUE	-	(147)	-	(294)

GROSS PROFIT	5,000	9,853	10,000	29,706

GENERAL AND ADMINISTRATIVE EXPENSES	(6,752)	(8,071)	(13,226)	(44,749)

(LOSS) / PROFIT FROM OPERATION BEFORE INCOME TAX	(1,752)	1,782	(3,226)	(15,043)

OTHER INCOME	575	138	1,003	788

(LOSS) / PROFIT BEFORE INCOME TAX	(1,177)	1,920	(2,223)	(14,255)

INCOME TAX EXPENSES	-	-	-	-

NET (LOSS) / PROFIT	(1,177)	1,920	(2,223)	(14,255)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE (LOSS) / INCOME	(1,177)	1,920	(2,223)	(14,255)

NET PROFIT / (LOSS) PER SHARE – BASIC AND DILUTED	(0.00)	0.00	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,040,000	5,040,000	5,040,000	4,579,243

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three and six months ended January 31, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL
	Number of shares	Amount	CAPITAL	DEFICIT	EQUITY
Balance as of July 31, 2022	5,040,000	5,040	34,560	(25,921)	13,679
Net loss	-	-	-	(1,046)	(1,046)
Balance as of October 31, 2022	5,040,000	5,040	34,560	(26,967)	12,633
Net loss	-	-	-	(1,177)	(1,177)
Balance as of January 31, 2023	5,040,000	5,040	34,560	(28,144)	11,456

Three and six months ended January 31, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL
	Number of shares	Amount	CAPITAL	DEFICIT	EQUITY
Balance as of July 31, 2021	3,600,000	3,600	-	(427)	3,173

Initial public offering	1,440,000	1,440	34,560	-	36,000
Net loss	-	-	-	(16,175)	(16,175)
Balance as of October 31, 2021	5,040,000	5,040	34,560	(16,602)	22,998
Net profit	-	-	-	1,920	1,920
Balance as of January 31, 2022	5,040,000	5,040	34,560	(14,682)	24,918

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Six Months Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,223)	$(14,255)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	372	235
Changes in operating assets and liabilities:
Increase in prepayment	(693)	(756)
Decrease in accrued liabilities	-	(2,750)
Increase in amount due to a director	2,450	4,319
Decrease in customer deposit	-	(10,000)
Net cash flows used in operating activities	(94)	(23,207)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of plant and equipment	-	(1,304)
Net cash flows used in investing activity	-	(1,304)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	-	36,000
Net cash flows generated from financing activity	-	36,000

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	(94)	11,489
Cash and cash equivalents, beginning of period	19,312	19,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,218	$31,308

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

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

The Company’s executive office is located at D109, Level 1, Block D, Kelana Square, Jalan SS 7/26, 47301 Petaling Jaya, Selangor, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended January 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended January 31, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Going Concern

For the six months ended January 31, 2023, the Company incurred a net loss of $2,223 and as at January 31, 2023, the Company has accumulated deficit of $28,144. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

3. PREPAYMENT

	As of January 31, 2023 (Unaudited)	As of July 31, 2022 (Audited)

Prepaid expenses	$3,287	$2,594
Total	$3,287	$2,594

Prepaid expenses for the years ended January 31, 2023 and July 31, 2022 represent the payment made to stock and registrar fee, OTCIQ fee and virtual office rental fee.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of January 31, 2023 and July 31, 2022:

	As of January 31, 2023 (Unaudited)	As of July 31, 2022 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(1,004)	(632)
Plant and equipment, net	$1,227	$1,599

Depreciation expense for the period ended January 31, 2023 was $372.

5. AMOUNT DUE TO A DIRECTOR

As of January 31, 2023, the sole director of the Company advanced $9,776 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Yee Chee Yong, has not been compensated for the services.

6. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

During the three months ended October 31, 2021, the Company issued an aggregated of 1,440,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $36,000.

As of January 31, 2023, the Company has 5,040,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

7. INCOME TAX

The loss from operation before income taxes of the Company for the six months ended January 31, 2023 and 2022 were comprised of the following:

	For the six months ended January 31
	2023	2022
Tax jurisdictions from:
– Local	$(2,223)	$(14,255)

Loss before income taxes	$(2,223)	$(14,255)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2023, the operations in the United States of America incurred $28,144 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $5,910 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2023 and July 31, 2022:

	As of	As of
	January 31, 2023	July 31, 2022
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$5,910	$5,443
Less: valuation allowance	(5,910)	(5,443)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,910 as of January 31, 2023.

Malaysia

The incomes accruing in or derived from Malaysia by Birdie Win Corporation are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 25% on its assessable income.

8. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2023, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended January 31, 2022, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended January 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$-	$10,000	-%	100%	$-	$-
Customer E	5,000	-	100	-	-	-
Total	$5,000	$10,000	100%	100%	$-	$-

For the six months ended January 31, 2023, there were two customers who accounted for 100% of the Company’s revenues. For the six months ended January 31, 2022, there were three customers who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the six months ended January 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$-	$10,000	-%	33%	$-	$-
Customer B	-	10,000	-	33	-	-
Customer C	-	10,000	-	34	-	-
Customer D	5,000	-	50	-	-	-
Customer E	5,000	-	50	-	-	-
Total	$10,000	$30,000	100%	100%	$-	$-

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

	For the Six Months Ended and As of January 31, 2023
By Business Unit	Financial Services Business	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(13,226)	(13,226)

Loss from operations	(3,226)	(3,226)

Total assets	$23,732	$23,732
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2022
By Business Unit	Financial Services Business	Total
Revenue	$30,000	$30,000

Cost of revenue	(294)	(294)
General and administrative expenses	(44,749)	(44,749)

Loss from operations	(15,043)	(15,043)

Total assets	$34,418	$34,418
Capital expenditure	$1,304	$1,304

	For the Six Months Ended and As of January 31, 2023
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$5,000	$5,000	$10,000

Cost of revenue	-	-	-	-
General and administrative expenses	-	(6,613)	(6,613)	(13,226)

Loss from operations	-	(1,613)	(1,613)	(3,226)

Total assets	$-	$-	$23,732	$23,732
Capital expenditure	$-	$-	$-	$-

	For the Six Months Ended and As of January 31, 2022
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$20,000	$10,000	$30,000

Cost of revenue	-	(196)	(98)	(294)
General and administrative expenses	-	(29,833)	(14,916)	(44,749)

Loss from operations	-	(10,029)	(5,014)	(15,043)

Total assets	$-	$-	$34,418	$34,418
Capital expenditure	$-	$-	$1,304	$1,304

10. GOING CONCERN

For the six months ended January 31, 2023, the Company incurred a net loss of $2,223 and as at January 31, 2023, the Company has accumulated deficit of $28,144. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2023 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated October 11, 2022, for the year ended July 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

Three months ended January 31, 2023 and 2022

Revenues

For the three months ended January 31, 2023, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to participant.

For the three months ended January 31, 2022, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

General and Administrative Expenses

For the three months ended January 31, 2023, the Company had general and administrative expenses in the amount of $6,752. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

For the three months ended January 31, 2022, the Company had general and administrative expenses in the amount of $8,071. These were primarily comprised of legal and professional fees, audit fees, and exchange loss.

The significant decrease of the general and administrative expenses was the result of the significant decrease in legal and professional fees.

Net Profit/Loss

For the three months ended January 31, 2023, the Company has incurred a net loss of $1,177.

For the three months ended January 31, 2022, the Company has earned a net profit of $1,920.

Six months ended January 31, 2023 and 2022

Revenues

For the six months ended January 31, 2023, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

For the six months ended January 31, 2022, the Company generated revenue in the amount of $30,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

General and Administrative Expenses

For the six months ended January 31, 2023, the Company had general and administrative expenses in the amount of $13,226. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

For the six months ended January 31, 2022, the Company had general and administrative expenses in the amount of $44,749. These were primarily comprised of legal and professional fees, audit fees, and transfer agent fees.

The significant decrease of the general and administrative expenses was the result of the significant decrease in legal and professional fees.

Net Profit/Loss

For the six months ended January 31, 2023, the Company has incurred a net loss of $2,223.

For the six months ended January 31, 2022, the Company has incurred a net loss of $14,255.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months ended January 31, 2023, the Company has used $94 in operating activities, which was primarily attributable to net loss from operation, increase in accounts receivable and increase in prepayment.

For the six months ended January 31, 2022, the Company has used $23,207 in operating activities, which was primarily caused by decrease in prepayment, decrease in accrued liability, increase in loan from director and decrease in customer deposit.

Cash Used in Investing Activities

For the six months ended January 31, 2023 and 2022, the Company has used $0 and $1,304 respectively, in investing activities primarily attributable to the purchase of equipment.

Cash Provided by Financing Activity

For the six months ended January 31, 2023 and 2022, the Company received $0 and $36,000 respectively, from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2023

	By:	/s/ CHEE YONG YEE
Chee Yong Yee
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-