Form 10-K
period 2023-07-31
Birdie Win Corp
filed 2023-10-20
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-259112

BIRDIE WIN CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	38-4179726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46 Reeves Road, Pakuranga, Auckland 2010, New Zealand
Address of principal executive offices, including zip code

+(61) 405223877
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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
Common Stock, $0.001 par value	5,040,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

BIRDIE WIN CORPORATION

FORM 10-K

For the Fiscal Year Ended July 31, 2023

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

On July 27, 2023, the sole officer and director of the Company, Chee Yong Yee, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Mr. Zonghan Wu as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 27, 2023.

Description of Business

Birdie Win Corporation is headquartered in Auckland, New Zealand. The Company primarily operates through providing financial literacy seminar services to Malaysian individuals and families. Our mission is to improve the financial well-being of our clients which coincides with the Malaysia National Strategy for Financial Literacy 2019-2023.

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

Pricing

We generate our revenues by providing FPL Seminar services to Malaysian individuals and families. The one-time PFL seminar fees are typically a flat fee, which is currently proposed as $5,000 for each client.

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

Employees

Currently, we have one employee which is our President and Chief Executive Officer, Mr. Zonghan Wu. Currently, Mr. Wu has the flexibility to work on our business up to 30 hours per week, but is prepared to devote more time if necessary.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at 46 Reeves Road, Pakuranga, Auckland 2010, New Zealand .

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company sole class of common equity is currently quoted under OTC Markets Pink Sheet under symbol BRWC since March 23, 2023. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$0.181	$0.181
Second Quarter	$0.51	$0.00
Third Quarter	$0.51	$0.06
Fourth Quarter	$1.02	$0.25

Holders

As of July 31, 2023, we have 30 shareholders on record of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2023.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on August 27, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Birdie Win Corporation is headquartered in Auckland, New Zealand. The Company’s executive office is located at 46 Reeves Road, Pakuranga, Auckland 2010, New Zealand. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to customers in Malaysia and Hong Kong individuals or families.

Our cash and cash equivalents are $0 as of July 31, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2023, the Company incurred a net loss of $7,893 and used cash in operating activities of $19,312 and returned $4,536 to our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended July 31, 2023

Revenues

For the years ended July 31, 2023 and 2022, the Company has generated a revenue of $20,000 and $30,000 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients.

General and Administrative Expenses

For the years ended July 31, 2023 and 2022, the Company incurred general and administrative expenses of $29,981 and $55,756 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Net Loss

For the years ended July 31, 2023 and 2022, the Company incurred a net loss of $7,893 and $25,494 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has decreased by $19,312, from $19,312 as of July 31, 2022 to $0 as of July 31, 2023. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended July 31, 2023, the Company has used $19,312 in operating activities, which was primarily attributable to net loss from operation, increase in accounts receivable, increase in prepayment and deposit and decrease in amount due to a director contra by depreciation expenses and increase in accrued liabilities.

For the year ended July 31, 2022, the Company has used $35,203 from operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease in accrued liabilities and decrease in customer deposit contra by depreciation expenses and increase in amount due to a director.

Cash Used in Investing Activities

For the year ended July 31, 2023, the Company has used $0 in investing activity.

For the year ended July 31, 2022, the Company has used $1,304 in investing activity primarily attributable to the purchase of equipment.

Cash Provided by Financing Activities

For the year ended July 31, 2023, the Company has received $0 from financing activity.

For the year ended July 31, 2022, the Company has received $36,000 from financing activity primarily from issuance of shares of common stock pursuant to our initial public offering.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2023, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

Name	Age	Positions and Offices

Zonghan Wu	44	Chief Executive Officer, President, Secretary, Treasurer, Director

Zonghan Wu - Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Wu worked for Opus International Consultants as a Business Analyst in New Zealand from 2004 to 2007. He worked for Nestle as a Commercial Analyst from 2008 to 2011. Currently he is Managing Director of Shanghai JAZ Management Consulting Co. Ltd in Shanghai. Mr. Wu is currently Chairman and Company Secretary for the following public companies listed in the U.S.: SSHT S&T Group Ltd. (OTC Pink: SSHT) and Alpine Auto Brokers Inc. (OTC Pink: ALTB). Mr. Wu is also a Director and Company Secretary for the following public companies listed in the U.S.: Alliance Recovery Corp. (OTC Pink: ARVY), ACC Aviation Holdings Ltd. OTC Pink: CAVG), Interact Holdings Group, Inc. (OTC Pink: IHGP), Linike Medical Group Ltd. (OTC Pink: LNMG), Providence Resources, Inc. (OTC Pink: PVRS), SIPP international Industries, Inc. (OTC Pink: SIPN), ZKGC New Energy Ltd. (OTC Pink: ZKGCF), and Victor Mining Industry Group, Inc. (OTC Pink: VMTG). Mr. Wu was awarded a Bachelor of Commerce degree from the University of Auckland in New Zealand in 2004.

Mr. Wu currently acts as the President, Chief Executive Officer, Secretary, Treasurer, and Director of Birdie Win Corporation, specialising in business growth, profitable growth and marketing.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2023 and 2022:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Zonghan Wu, Chief Executive Officer, President, Secretary, Treasurer, Director	2023	$-	-	-	-	-	-	-	$-
Chee Yong Yee, Chief Executive Officer, President, Secretary, Treasurer, Director	2022	$-	-	-	-	-	-		$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2023, the Company has 5,040,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Zonghan Wu President, Secretary, Treasurer, Chief Executive Officer, and Director	3,600,000	71.42%	-	-	71.42%
5% or Greater Shareholders	-	-	-	-	-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, during the year ended July 31, 2023, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

On June 20, 2023, a Stock Purchase Agreement was entered into between Chee Yong Yee (the “Seller”) and TTTOP International Ltd (the “Purchaser”), whose controlling person is Mr. Zonghan Wu, wherein the Purchaser purchased 3,600,000 shares of Common Shares, par value $0.001 per share (the “Shares”), of Birdie Win Corporation, a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 71% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on July 27, 2023 (the “Closing date”). The consideration paid for each share was $0.124633. The source of the cash consideration for the Shares was personal fund of the controlling person of Purchaser.

On July 27, 2023, the sole officer and director of the Company, Chee Yong Yee, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Mr. Zonghan Wu as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 27, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2023 and 2022. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since July 01, 2021.

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees	$5,000	$5,000
Audit-related fees	7,500	7,500
Tax fees	-	-
All other fees	-	-

Total	$12,500	$12,500

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

Birdie Win Corporation

Date: October 20, 2023	By:	/s/ Zonghan Wu
Zonghan Wu
Chief Executive Officer, President, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zonghan Wu	Chief Executive Officer, President, Secretary, Treasurer, Director
Zonghan Wu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 20, 2023

BIRDIE WIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Birdie Win Corporation

46 Reeves Road,

Pakuranga, Auckland 2010,

New Zealand.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Birdie Win Corporation (the ‘Company’) as of July 31, 2023 and July 31, 2022, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended July 31, 2023 and July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and July 31,2022, and the results of its operations and its cash flows for the year ended July 31, 2023 and July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
October 20, 2023

Item 1. Financial Statements

BIRDIE WIN CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$19,312
Accounts receivable	10,000	-
Prepayment and deposit	2,721	2,594
TOTAL CURRENT ASSETS	12,721	21,906

NON-CURRENT ASSET
Plant and equipment, net	$855	$1,599
TOTAL NON-CURRENT ASSET	855	1,599

TOTAL ASSETS	$13,576	$23,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$5,000	$2,500
Amount due to a director	2,790	7,326
TOTAL CURRENT LIABILITIES	7,790	9,826

TOTAL LIABILITIES	$7,790	$9,826

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,040,000 and 5,040,000 shares as of July 31, 2023 and July 31, 2022, respectively	$5,040	$5,040
Additional paid in capital	34,560	34,560
Accumulated deficit	(33,814)	(25,921)
TOTAL STOCKHOLDERS’ EQUITY	$5,786	$13,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,576	$23,505

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2023	2022
	(Audited)	(Audited)
REVENUE	$20,000	$30,000

COST OF REVENUE	-	(294)

GROSS PROFIT	20,000	29,706

OTHER INCOME	2,088	556

GENERAL AND ADMINISTRATIVE EXPENSES	(29,981)	(55,756)

LOSS BEFORE INCOME TAX	(7,893)	(25,494)

INCOME TAX EXPENSES	-	-

NET LOSS	(7,893)	(25,494)

OTHER COMPREHENSIVE LOSS	-	-

TOTAL COMPREHENSIVE LOSS	$(7,893)	$(25,494)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,040,000	4,807,104

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2021	3,600,000	$3,600	$-	$(427)	$3,173
Initial public offering	1,440,000	1,440	34,560		36,000
Net loss for the year 2022	-	-	-	(25,494)	(25,494)
Balance as of July 31, 2022	5,040,000	5,040	34,560	(25,921)	13,679
Net loss for the year 2023	-	-	-	(7,893)	(7,893)
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended July 31,
	2023	2022
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,893)	$(25,494)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	744	606
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,000)	-
Increase in prepayment and deposit	(127)	(2,210)
Increase/(Decrease) in accrued liabilities	2,500	(2,750)
(Decrease)/Increase in amount due to a director	(4,536)	4,645
Decrease in customer deposit	-	(10,000)
Net cash flows used in operating activities	(19,312)	(35,203)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(1,304)
Net cash flows used in investing activity	-	(1,304)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	-	36,000
Net cash flows provided by financing activity	-	36,000

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	(19,312)	(507)
Cash and cash equivalents, beginning of year	19,312	19,819

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$19,312

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Birdie Win Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

Birdie Win Corporation is headquartered in Auckland, New Zealand. We provide financial literacy seminar services to Malaysian and Hong Kong individuals and families. Our mission is to improve the financial well-being of our clients.

The Company’s executive office is located at 46 Reeves Road, Pakuranga, Auckland 2010, New Zealand.

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

On July 27, 2023, the sole officer and director of the Company, Chee Yong Yee, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Mr. Zonghan Wu as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 27, 2023.

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

As of July 31, 2023 and 2022, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. PREPAYMENT AND DEPOSIT

	As of July 31,
	2023	2022

Prepaid expenses	$2,666	$2,594
Deposit	55	-
Total	$2,721	$2,594

Prepaid expenses for the years ended July 31, 2023 and 2022 represent the payment made to stock and registrar fee, OTCIQ fee, virtual office rental fee and installment for EDGAR. Deposit for the year ended July 31, 2023 represents the deposit payment of virtual office rental.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022

Computer and software	$2,231	$2,231
Less: Accumulated depreciation	(1,376)	(632)
Plant and equipment, net	$855	$1,599

For the year ended July 31, 2023, the Company has invested $0.

For the year ended July 31, 2022, the Company has invested $1,304 in computer and software.

Depreciation expenses for the years ended July 31, 2023 and 2022 amounted to $744 and $606 respectively.

5. ACCRUED LIABILITIES

	As of July 31,
	2023	2022

Accrued expenses	$5,000	$2,500
Total	$5,000	$2,500

Accrued expenses for the years ended July 31, 2023 and 2022 consist of accrued audit fees.

6. AMOUNT DUE TO A DIRECTOR

As of July 31, 2023, the Company has an outstanding payable of $2,790 to our director, Mr. Zonghan Wu, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Mr. Zonghan Wu , has not been compensated for the services.

7. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

As of July 31, 2023 and 2022, the Company has 5,040,000 shares and 5,040,000 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock authorized.

8. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2023, there were four customers who accounted for 100% of the Company’s revenues.

For the year ended July 31, 2022, there were three customers who accounted for 100% of the Company’s revenues.

The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Years Ended July 31,
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$10,000	-%	33%	$-	$-
Customer B	-	10,000	-	33	-	-
Customer C	-	10,000	-	33	-	-
Customer D	5,000	-	25	-	-	-
Customer E	5,000	-	25	-	-	-
Customer F	5,000	-	25	-	5,000	-
Customer G	5,000	-	25	-	5,000	-
Total	$20,000	$30,000	100%	100%	$10,000	$-

9. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2023 and 2022 were comprised of the following:

	For the Years Ended July 31,
	2023	2022
Tax jurisdictions from:
– Local	$(7,893)	$(25,494)

Loss before income taxes	$(7,893)	$(25,494)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2023, the operations in the United States of America incurred $33,814 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $7,101 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	7,101	5,443
Less: valuation allowance	(7,101)	(5,443)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $7,101 as of July 31, 2023.

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

	For the Year Ended July 31, 2023
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
General and administrative expenses	(29,981)	(29,981)

Loss from operations	(9,981)	(9,981)

Total assets	$13,576	$13,576
Capital expenditure	$-	$-

	For the Year Ended July 31, 2022
By Business Unit	Financial Services Business	Total
Revenue	$30,000	$30,000

Cost of revenue	(294)	(294)
General and administrative expenses	(55,756)	(55,756)

Loss from operations	(26,050)	(26,050)

Total assets	$23,505	$23,505
Capital expenditure	$1,304	$1,304

	For the Year Ended July 31, 2023
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$5,000	$15,000	$20,000

Cost of revenue	-	-	-	-
General and administrative expenses	-	(7,495)	(22,486)	(29,981)

Loss from operations	-	(2,495)	(7,486)	(9,981)

Total assets	$-	$-	$13,576	$13,576
Capital expenditure	$-	$-	$-	$-

	For the Year Ended July 31, 2022
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$20,000	$10,000	$30,000

Cost of revenue	-	(196)	(98)	(294)
General and administrative expenses	-	(37,171)	(18,585)	(55,756)

Loss from operations	-	(17,367)	(8,683)	(26,050)

Total assets	$-	$-	$23,505	$23,505
Capital expenditure	$-	$-	$1,304	$1,304

11. GOING CONCERN

For the year ended July 31, 2023, the Company incurred a net loss of $7,893 and used cash in operating activities of $19,312. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2023 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

