Form 10-Q
period 2024-04-30
Birdie Win Corp
filed 2024-06-03
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2024
Common Stock, $0.001 par value	5,760,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2024 (UNAUDITED) AND JULY 31, 2023

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	April 30, 2024	July 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$192	$-
Accounts receivable	-	10,000
Prepayment and deposit	15,858	2,721
Total current assets	16,050	12,721

Non - current asset
Plant and equipment, net	$297	$855
Total non - current asset	297	855

TOTAL ASSETS	$16,347	$13,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$2,500	$5,000
Amounts due to a director	6,780	2,790
Total current liabilities	9,280	7,790

Total liabilities	$9,280	$7,790

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,760,000 and 5,040,000 shares as of April 30, 2024 and July 31, 2023, respectively	$5,760	$5,040
Additional paid in capital	51,840	34,560
Accumulated deficit	(50,533)	(33,814)
Total stockholders’ equity	$7,067	$5,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,347	$13,576

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended April 30		Nine months ended April 30
	2024	2023	2024	2023

Revenue	$5,000	$5,000	$20,000	$15,000

Operating expenses
General and administrative expenses	9,420	6,083	36,161	18,937
Depreciation	186	186	558	558
Total operating expenses	9,606	6,269	36,719	19,495

Loss from operations	(4,606)	(1,269)	(16,719)	(4,495)

Other income	-	781	-	1,784

Net loss	(4,606)	(488)	(16,719)	(2,711)

Earnings per share
Net loss per common share – basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of ordinary shares
Basic and diluted	5,760,000	5,040,000	5,760,000	5,040,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three and nine months ended April 30, 2024 (Unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786
Net loss	-	-	-	(11,993)	(11,993)
Balance as of October 31, 2023	5,040,000	5,040	34,560	(45,807)	(6,207)
Net loss	-	-	-	(120)	(120)
Balance as of January 31, 2024	5,040,000	5,040	34,560	(45,927)	(6,327)
Net loss	-	-	-	(4,606)	(4,606)
Share issuance*	200,000	200	4,800	-	5,000
Share issuance#	520,000	520	12,480	-	13,000
Balance as of April 30, 2024	5,760,000	5,760	51,840	(50,533)	7,067

*	200,000 shares of common stock were issued to subscriber
#	520,000 shares of common stock were issued to service provider.

Three and nine months ended April 30, 2023 (Unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2022	5,040,000	5,040	34,560	(25,921)	13,679
Net loss	-	-	-	(1,046)	(1,046)
Balance as of October 31, 2022	5,040,000	5,040	34,560	(26,967)	12,633
Net loss	-	-	-	(1,177)	(1,177)
Balance as of January 31, 2023	5,040,000	5,040	34,560	(28,144)	11,456
Net loss	-	-	-	(488)	(488)
Balance as of April 30, 2023	5,040,000	5,040	34,560	(28,632)	10,968

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine Months Ended
	April 30
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(16,719)	$(2,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	558	558
Impairment of accounts receivable	10,000	-
Non-cash compensation	13,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(5,000)
Prepayment	(13,137)	(1,830)
Accrued liabilities	(2,500)	-
Amounts due to a director	3,990	(5,818)
Net cash used in operating activities	(4,808)	(14,801)

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	5,000	-
Net cash provided by financing activity	5,000	-

Net change in cash and cash equivalents	192	(14,801)
Cash and cash equivalents, beginning of period	-	19,312
Cash and cash equivalents, end of period	$192	$4,511

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024 AND 2023

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

On March 6, 2024, the Company issued 200,000 shares of common stock for  $5,000 at  $0.025 per share to Huabin Huang.

On March 28, 2024, Dan Sun was awarded 260,000 common shares  at $0.025 per share,  and Jianing Yang was awarded 260,000 common shares  at $0.025 per share for consulting service fees provided to the Company .

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended April 30, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2023. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended April 30, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Going concern

For the nine months ended April 30, 2024, the Company incurred a net loss of $16,719 and as at April 30, 2024, the Company has accumulated deficit of $50,533. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

3. PREPAYMENT AND DEPOSIT

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)

Prepaid expenses	$15,858	$2,666
Deposit	-	55
Total	$15,858	$2,721

Prepaid expenses as of April 30, 2024 and July 31, 2023 represent the payment made to  consultancy fee, stock and registrar fee, OTCIQ fee, and installment for EDGAR. Deposit for the year ended July 31, 2023 represents the deposit payment of virtual office rental.

4. ACCOUNTS RECEIVABLE

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)

Accounts receivable	$10,000	$10,000
Allowance for doubtful accounts	(10,000)	-
Total	$-	$10,000

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of April 30, 2024 and July 31, 2023:

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(1,934)	(1,376)
Plant and equipment, net	$297	$855

Depreciation expense for the period ended April 30, 2024 and July  31, 2023 was $558 and $558 respectively.

6. AMOUNTS DUE TO A DIRECTOR

As of April 30, 2024, the sole director of the Company advanced $6,780 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

Our director, Zonghan Wu, has not been compensated for the services.

7. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

During the three months ended April 30, 2024, the Company issued an aggregated of 200,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $5,000. The Company also issued an aggregated of 520,000 shares of its common stock  at $0.025 per share for two service providers  for consideration of $13,000.

As of April 30, 2024, the Company has 5,760,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

8. INCOME TAX

The loss from operation before income taxes of the Company for the nine months ended April 30, 2024 and 2023 were comprised of the following:

	For the nine months ended April 30
	2024	2023
Tax jurisdictions from:
– Local	$(16,719)	$(2,711)

Loss before income taxes	$(16,719)	$(2,711)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2024, the operations in the United States of America incurred $50,533  of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $10,612  against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2024 and July 31, 2023:

	As of	As of
	April 30, 2024	July 31, 2023
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$10,612	$7,101
Less: valuation allowance	(10,612)	(7,101)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $10,612  as of April 30, 2024.

Malaysia

The incomes accruing in or derived from Malaysia by Birdie Win Corporation are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 25% on its assessable income.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended April 30, 2024, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended April 30, 2023, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended April 30
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	100%	-	$-	$-
Customer B	-	5,000	-	100%	-	5,000
Total	$5,000	$5,000	100%	100%	$-	$5,000

For the nine months ended April 30, 2024, there was one customer who accounted for 100% of the Company’s revenues. For the nine months ended April 30, 2023, there were three customers who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended April 30
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$20,000	$-	100%	-	$-	$-
Customer B	-	5,000	-	33.3%	-	5,000
Customer C		5,000		33.3%		-
Customer D	-	5,000	-	33.4%	-	-
Total	$20,000	$15,000	100%	100%	$-	$5,000

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

	For the Nine Months Ended and As of April 30, 2024
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
Operating expenses	(36,719)	(36,719)

Loss from operations	(16,719)	(16,719)

Total assets	$16,347	$16,347
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2023
By Business Unit	Financial Services Business	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
Operating expenses	(19,495)	(19,495)

Loss from operations	(4,495)	(4,495)

Total assets	$14,976	$14,976
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2024
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$20,000	$-	$20,000

Cost of revenue	-	-	-	-
Operating expenses	-	(26,719)	(10,000)	(36,719)

Loss from operations	-	(6,719)	(10,000)	(16,719)

Total assets	$-	$16,347	$-	$16,347
Capital expenditure	$-	$-	$-	$-

	For the Nine Months Ended and As of April 30, 2023
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$5,000	$10,000	$15,000

Cost of revenue	-	-	-	-
Operating expenses	-	(6,498)	(12,997)	(19,495)

Loss from operations	-	(1,498)	(2,997)	(4,495)

Total assets	$-	$-	$14,976	$14,976
Capital expenditure	$-	$-	$-	$-

11. GOING CONCERN

For the nine months ended April 30, 2024, the Company incurred a net loss of $16,719  and as at April 30, 2024, the Company has accumulated deficit of $50,533 . These conditions raise doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2024 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended April 30, 2024 and 2023

Revenues

For the three months ended April 30, 2024, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to  participant .

For the three months ended April 30, 2023, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to participant.

Operating  Expenses

For the three months ended April 30, 2024, the Company had operating  expenses in the amount of $9,606 . These were primarily comprised of audit fees, consultancy   fees, and other professional fees.

For the three months ended April 30, 2023, the Company had operating  expenses in the amount of $6,269. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

The increase of the operating  expenses was the result of the increase in other professional  fees.

Net Gain or Loss

For the three months ended April 30, 2024, the Company has incurred a net loss of $4,606 .

For the three months ended April 30, 2023, the Company has incurred a net loss of $488.

Nine months ended April 30, 2024 and 2023

Revenues

For the nine months ended April 30, 2024, the Company generated revenue in the amount of $20,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

For the nine months ended April 30, 2023, the Company generated revenue in the amount of $15,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to various participant(s).

Operating  Expenses

For the nine months ended April 30, 2024, the Company had operating  expenses in the amount of $36,719 . These were primarily comprised of allowance for doubtful accounts, audit fees, bookkeeping fees,   stock and register  fees and other professional fees.

For the nine months ended April 30, 2023, the Company had operating  expenses in the amount of $19,495. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

The increase of the operating  expenses was the result of the increase in allowance for doubtful accounts,  bookkeeping and other professional fees .

Net Gain or Loss

For the nine months ended April 30, 2024, the Company has incurred a net loss of $16,719 .

For the nine months ended April 30, 2023, the Company has incurred a net loss of $2,711.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months ended April 30, 2024, the Company has net cash outflow $4,808 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease   in accrued liabilities and increase in amount due to a director.

For the nine months ended April 30, 2023, the Company has used $14,801 in operating activities, which was primarily attributable to net loss from operation, increase in amount due to a director and increase in prepayment.

 Cash Provided by Financing Activity

For the nine months ended April 30, 2024 and 2023, the Company received $5,000 and $0 respectively, from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of April 30, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of April 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 3, 2024

By:	/s/ ZONGHAN WU
Zonghan Wu
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-