Form 10-K
period 2024-07-31
Birdie Win Corp
filed 2024-10-04
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-56644

BIRDIE WIN CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	38-4179726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong
Address of principal executive offices, including zip code

(+86) 13824472731
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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2024
Common Stock, $0.001 par value	5,760,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

BIRDIE WIN CORPORATION

FORM 10-K

For the Fiscal Year Ended July 31, 2024

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

On July 18, 2024, the sole officer and director of the Company, Zonghan Wu, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Yunyuan Chen as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 18, 2024.

Description of Business

Birdie Win Corporation is headquartered in Hong Kong. We provide financial literacy seminar services to Malaysian and Hong Kong individuals and families. Our mission is to improve the financial well-being of our clients.

The Company believes there is enormous opportunity in promoting, and at the same time profiting from financial literacy in Hong Kong and Malaysia. At present, the only service that has been provided by the Company is the one-on-one Personal Financial Literacy Seminar (herein referred as “PFL Seminar”). All other additional services are prospective, and have not, as of this point in time, been performed for any clients yet. We believe that we have the capacity to offer the services immediately upon securing an agreement with a client.

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

Our PFL Seminar is a one-on-one workshop, presently conducted online via Zoom, which consists of four sessions and the clients are expected to devote at least three hours per session as elaborated below:

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

Pricing

We generate our revenues by providing FPL Seminar services to Hong Kong and Malaysian individuals and families. The one-time PFL seminar fees are typically a flat fee, which is currently proposed as $5,000 for each client.

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

Competition

The financial literacy services industry is very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant national wealth management firm, private banks and family offices headquartered in Hong Kong and Malaysia.

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

Employees

Currently, we have one employee which is our President and Chief Executive Officer, Yunyuan Chen. Currently, Yunyuan Chen has the flexibility to work on our business up to 15 hours per week, but is prepared to devote more time if necessary.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong

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

Holders

As of July 31, 2024, we have 11 shareholders on record of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2024.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on August 27, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Birdie Win Corporation is headquartered in Hong Kong. The Company’s executive office is located at Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to customers in Malaysia and Hong Kong individuals or families.

Our cash and cash equivalents are $1,845 as of July 31, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2024, the Company incurred a net loss of $24,082 and used cash in operating activities of $3,155. As reflected in the financial statements, the Company had an accumulated deficit of $296 and working capital deficit of $433. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended July 31, 2024

Revenues

For the years ended July 31, 2024 and 2023, the Company has generated a revenue of $25,000 and $20,000 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients.

General and Administrative Expenses

For the years ended July 31, 2024 and 2023, the Company incurred general and administrative expenses of $49,082 and $29,981 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Net Loss

For the years ended July 31, 2024 and 2023, the Company incurred a net loss of $24,082 and $7,893 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $1,845, from $0 as of July 31, 2023 to $1,845 as of July 31, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended July 31, 2024, the Company has used $3,155 in operating activities, which was primarily attributable to net loss from operation, decrease in allowance for doubtful debts, decrease in stock based compensation, increase in deposit and prepayment, increase in accrued liabilities, decrease in amounts due to a director and increase in other payable  contra by depreciation expenses.

For the year ended July 31, 2023, the Company has used $19,312 from operating activities, which was primarily attributable to net loss from operation, increase in accounts receivable, increase in deposit and prepayment, increase in accrued liabilities and decrease in amount due to a director contra by depreciation expenses.

Cash Used in Investing Activity

For the year ended July 31, 2024, the Company has used $0 in investing activity.

For the year ended July 31, 2023, the Company has used $0 in investing activity.

Cash Provided by Financing Activity

For the year ended July 31, 2024, the Company has received $5,000 from financing activity primarily from issuance of shares of common stock.

For the year ended July 31, 2023, the Company has received $0 from financing activity.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2024, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

Name	Age	Positions and Offices

Yunyuan Chen	51	Chief Executive Officer, President, Secretary, Treasurer, Director

Yunyuan Chen - Chief Executive Officer, President, Secretary, Treasurer, Director

Yunyuan Chen worked for Zhaoqing Guangrong Investment Management Co., Ltd. as Director in Guangdong and Hong Kong from 2007 to 2010, worked for Hong Kong Tims Investment Ltd as Director from 2011 to 2015, and is Managing Director of Shenzhen Qianhai Rongjian Fund Management Co., Ltd. Yunyuan Chen holds a Master’s Degree in Business Administration awarded by Sun Yat-Sen University in 2006.

Yunyuan Chen currently acts as the President, Chief Executive Officer, Secretary, Treasurer, and Director of Birdie Win Corporation, specializing in business growth, profitable growth and marketing.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2024 and 2023:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yunyuan Chen (1), Chief Executive Officer, President, Secretary, Treasurer, Director	2024	$-	-	-	-	-	-	-	$-
Zonghan Wu (1), Chief Executive Officer, President, Secretary, Treasurer, Director	2024	$-	-	-	-	-	-	-	$-
Zonghan Wu (2), Chief Executive Officer, President, Secretary, Treasurer, Director	2023	$-	-	-	-	-	-	-	$-
Chee Yong Yee (2), Chief Executive Officer, President, Secretary, Treasurer, Director	2023	$-	-	-	-	-	-	-	$-

(1)	Yunyuan Chen has served as President, Chief Executive Officer, Secretary, Treasurer, and Director since July 18, 2024. Prior to that date, Zonghan Wu served as President, Chief Executive Officer, Secretary, Treasurer, and Director from July 27, 2023 to July 18, 2024.
(2)	Zonghan Wu served as President, Chief Executive Officer, Secretary, Treasurer, and Director on July 27, 2023. Prior to that date, Chee Yong Yee served as President, Chief Executive Officer, Secretary, Treasurer, and Director from April 16, 2021 to July 27, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2024, the Company has 5,760,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Yunyuan Chen (1) President, Secretary, Treasurer, Chief Executive Officer, and Director	3,350,000	58.16%	-	-	58.16%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

(1) Yunyuan Chen is a controlling director/shareholder of TOPP Holdings Group Ltd and owns 100% of the issued and outstanding shares of TOPP Holdings Group Ltd, therefore, the table above includes the share ownership of TOPP Holdings Group Ltd with Yunyuan Chen.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, during the year ended July 31, 2024, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

On July 18, 2024, a Stock Purchase Agreement was entered into between TTTOP International Ltd (the “Seller”) and TOPP Holdings Group Ltd (the “Purchaser”), whose controlling person is Yunyuan Chen, wherein the Purchaser purchased 3,350,000 shares of Common Shares, par value $0.001 per share (the “Shares”), of Birdie Win Corporation, a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 58.2% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on July 19, 2024 (the “Closing date”). The consideration paid for each share was $0.1194. The source of the cash consideration for the Shares was personal fund of the controlling person of Purchaser.

On July 18, 2024, the sole officer and director of the Company, Zonghan Wu, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Yunyuan Chen as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 18, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2024 and 2023. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since July 01, 2021.

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$5,000	$5,000
Audit-related fees	7,500	7,500
Tax fees	-	-
All other fees	-	-

Total	$12,500	$12,500

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

Birdie Win Corporation

Date: October 4, 2024	By:	/s/ Yunyuan Chen
Yunyuan Chen
Chief Executive Officer, President, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yunyuan Chen	Chief Executive Officer, President, Secretary, Treasurer, Director
Yunyuan Chen	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 4, 2024

BIRDIE WIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Birdie Win Corporation

Unit 8, 6/F, Wayson Commercial Building

28 Connaught Road West

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets Birdie Win Corporation. (the ‘Company’) as of July 31, 2024 and the related statements of operations and comprehensive loss, statement of changes in stockholders’ equity, and statement of cash flows for the year ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024, and the results of its operations and its cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered losses from operations, used cash in operating activities and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Director (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP Centurion & Partners PLT
JP Centurion & Partners PLT (PCAOB ID: 6723)

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

October 3, 2024

Item 1. Financial Statements

BIRDIE WIN CORPORATION

BALANCE SHEETS

AS OF JULY 31, 2024 AND 2023

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	July 31, 2024	July 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,845	$-
Accounts receivable	-	10,000
Prepayment and deposit	10,912	2,721
Total current assets	12,757	12,721

Non - current asset
Plant and equipment, net	$137	$855
Total non - current asset	137	855

TOTAL ASSETS	$12,894	$13,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$5,410	$5,000
Amounts due to a director	-	2,790
Other payables	7,780	-
Total current liabilities	13,190	7,790

Total liabilities	$13,190	$7,790

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,760,000 and 5,040,000 shares as of July 31, 2024 and July 31, 2023, respectively	$5,760	$5,040
Additional paid in capital	51,840	34,560
Accumulated deficit	(57,896)	(33,814)
Total stockholders’ equity	$(296)	$5,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,894	$13,576

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Years Ended July 31
	2024	2023

Revenue	$25,000	$20,000

Operating expenses
General and administrative expenses	48,364	29,237
Depreciation	718	744
Total operating expenses	49,082	29,981

Loss from operations	(24,082)	(9,981)

Other income	-	2,088

Net loss	(24,082)	(7,893)

Earnings per share
Net loss per common share – basic and diluted	(0)	(0)

Weighted average number of ordinary shares
Basic and diluted	5,760,000	5,040,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2022	5,040,000	5,040	34,560	(25,921)	13,679
Net loss for the year 2023	-	-	-	(7,893)	(7,893)
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786
Net loss for the year 2024	-	-	-	(24,082)	(24,082)
Share issuance*	200,000	200	4,800	-	5,000
Share issuance#	520,000	520	12,480	-	13,000
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)

*	200,000 shares of common stock were issued to subscriber
#	520,000 shares of common stock were issued to service provider.

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Year Ended
	July 31
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(24,082)	$(7,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	718	744
Allowance for doubtful debts	10,000	-
Stock based compensation	13,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(10,000)
Deposit and prepayment	(8,191)	(127)
Accrued liabilities	410	2,500
Amounts due to a director	(2,790)	(4,536)
Other payables	7,780	-
Net cash used in operating activities	(3,155)	(19,312)

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	5,000	-
Net cash provided by financing activity	5,000	-

Net change in cash and cash equivalents	1,845	(19,312)
Cash and cash equivalents, beginning of year	-	19,312
Cash and cash equivalents, end of year	$1,845	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$13,000	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Birdie Win Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

Birdie Win Corporation is headquartered in Hong Kong . We provide financial literacy seminar services to Malaysian and Hong Kong individuals and families. Our mission is to improve the financial well-being of our clients.

The Company’s executive office is located at Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong.

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

On July 18, 2024, the sole officer and director of the Company, Zonghan Wu, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Yunyuan Chen as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 18, 2024.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying   financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued .

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of July 31, 2024 and 2023, the Company had accounts receivable of $0 and $10,000, respectively.

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

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

As of July 31, 2024 and 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Recently Issued and Adopted Accounting Standards

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s present or future financial statements.

3. ACCOUNTS RECEIVABLE

	As of July 31,
	2024	2023

Accounts receivable	$10,000	$10,000
Allowance for doubtful debts	(10,000)	-
Total	$-	$10,000

As of July 31, 2024, accounts receivable of $10,000 were netted off with allowance for doubtful debts of $10,000. The total outstanding balance for trade receivable is $0.

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT AND DEPOSIT

	As of July 31,
	2024	2023

Prepaid expenses	$10,912	$2,666
Deposit	-	55
Total	$10,912	$2,721

As of July 31, 2024, and July 31, 2023, total prepaid expenses was $10,912 and $2,666 which mainly from the consultancy fee, stock and registrar fee, professional and legal fee.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of July 31, 2024 and 2023:

	As of July 31,
	2024	2023

Computer and software	$2,231	$2,231
Less: Accumulated depreciation	(2,094)	(1,376)
Plant and equipment, net	$137	$855

Depreciation expenses for the years ended July 31, 2024 and 2023 amounted to $718 and $744 respectively.

6. ACCRUED LIABILITIES

	As of July 31,
	2024	2023

Accrued expenses	$5,410	$5,000
Total	$5,410	$5,000

Accrued expenses for the years ended July 31, 2024 and 2023 consist of accrued audit fees and stock and registrar fee .

7. OTHER PAYABLES

As of July 31, 2024, the Company has an outstanding payable of $7,780 to former director , Mr. Zonghan Wu, which is unsecured and non-interest bearing and is repayable on demand.

On July 18, 2024, Mr. Zonghan Wu has tendered his resignations as director.

8. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

During the year ended July 31, 2024, the Company issued an aggregated of 200,000 shares of its common stock at $0.025 per share for aggregate gross proceeds of $5,000. The Company also issued an aggregated of 520,000 shares of its common stock at  $0.025 per share for two service providers for  consideration of $13,000.

As of July 31, 2024 and 2023, the Company has 5,760,000 shares and 5,040,000 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock authorized.

9. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2024, there were one customer who accounted for 100% of the Company’s revenues.

For the year ended July 31, 2023, there were four customers who accounted for 100% of the Company’s revenues.

The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Years Ended July 31,
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$25,000	$-	100%	-	$-	$-
Customer B	-	5,000	-	25%	-	-
Customer C	-	5,000	-	25%	-	-
Customer D	-	5,000	-	25%	-	5,000
Customer E	-	5,000	-	25%	-	5,000
Total	$25,000	$20,000	100%	100%	$-	$10,000

10. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2024 and 2023 were comprised of the following:

	For the Years Ended July 31,
	2024	2023
Tax jurisdictions from:
– Local	$(24,082)	$(7,893)

Loss before income taxes	$(24,082)	$(7,893)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2024 , the operations in the United States of America incurred $57,896 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $12,158 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2024 and 2023 :

	As of July 31,
	2024	2023
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	12,158	7,101
Less: valuation allowance	(12,158)	(7,101)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $12,158 as of July 31, 2024.

11. SEGMENT REPORTING

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

	For the Year Ended July 31, 2024
By Business Unit	Financial Services Business	Total
Revenue	$25,000	$25,000

Cost of revenue	-	-
General and administrative expenses	(49,082)	(49,082)

Loss from operations	(24,082)	(24,082)

Total assets	$12,894	$12,894
Capital expenditure	$-	$-

	For the Year Ended July 31, 2023
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
General and administrative expenses	(29,981)	(29,981)

Loss from operations	(9,981)	(9,981)

Total assets	$13,576	$13,576
Capital expenditure	$-	$-

	For the Year Ended July 31, 2024
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$25,000	$-	$25,000

Cost of revenue	-	-	-	-
General and administrative expenses	-	(49,082)	-	(49,082)

Loss from operations	-	(24,082)	-	(24,082)

Total assets	$-	$12,894	$-	$12,894
Capital expenditure	$-	$-	$-	$-

	For the Year Ended July 31, 2023
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$5,000	$15,000	$20,000

Cost of revenue	-	-	-	-
General and administrative expenses	-	(7,495)	(22,486)	(29,981)

Loss from operations	-	(2,495)	(7,486)	(9,981)

Total assets	$-	$-	$13,576	$13,576
Capital expenditure	$-	$-	$-	$-

12. GOING CONCERN

For the year ended July 31, 2024, the Company incurred a net loss of $24,082 and used cash in operating activities of $3,155.    As reflected in the financial statements, the Company had an accumulated deficit of $296 and working capital deficit of $433. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2024 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

