Form 10-Q
period 2024-10-31
Birdie Win Corp
filed 2024-12-02
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2024

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

Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong

(Address of principal executive offices, including zip code)

Issuer’s telephone number: (+86) 13824472731

Company email: brwc888@163.com

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2024
Common Stock, $0.001 par value	5,760,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2024 (UNAUDITED) AND JULY 31, 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	October 31, 2024	July 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,927	$1,845
Accounts receivable	-	-
Prepayment	8,131	10,912
Total current assets	10,058	12,757

Non - current asset
Plant and equipment, net	$28	$137
Total non - current asset	28	137

TOTAL ASSETS	$10,086	$12,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$2,685	$5,410
Other payable	7,780	7,780
Total current liabilities	10,465	13,190

Total liabilities	$10,465	$13,190

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,760,000 and 5,760,000 shares as of October 31, 2024 and July 31, 2024, respectively	$5,760	$5,760
Additional paid in capital	51,840	51,840
Accumulated deficit	(57,979)	(57,896)
Total stockholders’ equity	$(379)	$(296)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,086	$12,894

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended October 31
	2024	2023

Revenue	$10,000	$5,000

Operating expenses
General and administrative expenses	9,974	16,807
Depreciation	109	186
Total operating expenses	10,083	16,993

Loss from operations	(83)	(11,993)

Net loss	(83)	(11,993)

Earnings per share
Net loss per common share – basic and diluted	(0.00)	(0.00)

Weighted average number of ordinary shares
Basic and diluted	5,760,000	5,040,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss	-	-	-	(83)	(83)
Balance as of October 31, 2024	5,760,000	5,760	51,840	(57,979)	(379)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786
Net loss	-	-	-	(11,993)	(11,993)
Balance as of October 31, 2023	5,040,000	5,040	34,560	(45,807)	(6,207)

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Three Months Ended
	October 31
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(83)	$(11,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	186
Impairment of accounts receivable	-	10,000
Changes in operating assets and liabilities:
Prepayment	2,781	(694)
Accrued liabilities	(2,725)	(2,500)
Amounts due to a director	-	5,990
Net cash provided by operating activities	83	989

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	-
Net cash provided by financing activity	-	-

Net change in cash and cash equivalents	83	989
Cash and cash equivalents, beginning of year	1,845	-
Cash and cash equivalents, end of year	$1,927	$989

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

On April 16, 2021, the Company issued 3,600,000 shares of restricted common stock, with a par value of $0.001 per share, to Mr. Chee Yong Yee in consideration of $3,600. The $3,600 in proceeds went to the Company to be used as working capital .

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

On July 18, 2024, the sole officer and director of the Company, Zonghan Wu , tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Yunyuan Chen as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective July 18, 2024.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended October 31, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended October 31, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Going concern

For the three months ended October 31, 2024, the Company incurred a net loss of $83 and as at October 31, 2024, the Company has accumulated deficit of $57,979  and  working capital deficit of $407. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

Recently issued and adopted accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023 , the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

3. ACCOUNTS RECEIVABLE

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)

Accounts receivable	$10,000	$10,000
Allowance for doubtful accounts	(10,000)	(10,000)
Total	$-	$-

As of October 31, 2024 and July 31, 2024, accounts receivable of $10,000 were netted off with allowance for doubtful debts of $10,000. The total outstanding balance for trade receivable is $0.

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)

Prepaid expenses	$8,131	$10,912
Total	$8,131	$10,912

As of October 31, 2024 and July 31, 2024, total prepaid expenses was $8,131 and $10,912 which mainly from the consultancy fee, stock and registrar fee, professional and legal fee..

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of October 31, 2024 and July 31, 2024:

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(2,203)	(2,094)
Plant and equipment, net	$28	$137

Depreciation expense for the period ended October 31, 2024 and October 31, 2023 was $109 and $186 respectively.

6. OTHER PAYABLE

As of October 31, 2024, the former director of the Company advanced $7,780 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

On July 18, 2024, Mr. Zonghan Wu has tendered his resignations as director.

Our director, Yunyuan Chen, has not been compensated for the services.

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

As of October 31, 2024, the Company has 5,760,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

8. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended October 31, 2024 and 2023 were comprised of the following:

	For the three months ended October 31
	2024	2023
Tax jurisdictions from:
– Local	$(83)	$(11,993)

Loss before income taxes	$(83)	$(11,993)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2024, the operations in the United States of America incurred $57,979 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $12,176 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2024 and July 31, 2024:

	As of	As of
	October 31, 2024	July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$12,176	$12,158
Less: valuation allowance	(12,176)	(12,158)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $12,176 as of October 31, 2024.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended October 31, 2024, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended October 31, 2023, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended October 31
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$10,000	$-	100%	-	$-	$-
Customer B	-	5,000	-	100%	-	5,000
Total	$10,000	$5,000	100%	100%	$-	$5,000

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

	For the Three Months Ended and As of October 31, 2024
By Business Unit	Financial Services Business	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
Operating expenses	(10,083)	(10,083)

Loss from operations	(83)	(83)

Total assets	$10,086	$10,086
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2023
By Business Unit	Financial Services Business	Total
Revenue	$5,000	$5,000

Cost of revenue	-	-
Operating expenses	(16,993)	(16,993)

Loss from operations	(11,993)	(11,993)

Total assets	$5,073	$5,073
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2024
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$10,000	$-	$10,000

Cost of revenue	-	-	-	-
Operating expenses	-	(10,083)	-	(10,083)

Loss from operations	-	(83)	-	(83)

Total assets	$-	$10,086	$-	$10,086
Capital expenditure	$-	$-	$-	$-

	For the Three Months Ended and As of October 31, 2023
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$5,000	$-	$5,000

Cost of revenue	-	-	-	-
Operating expenses	-	(6,993)	(10,000)	(16,993)

Loss from operations	-	(1,993)	(10,000)	(11,993)

Total assets	$-	$-	$5,073	$5,073
Capital expenditure	$-	$-	$-	$-

11. GOING CONCERN

For the three months ended October 31, 2024, the Company incurred a net loss of $83 and as at October 31, 2024, the Company has accumulated deficit of $57,979 and working capital deficit $407.  These conditions raise doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2024 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated October 3, 2024, for the year ended July 31,2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

Three months ended October 31, 2024 and 2023

Revenues

For the three months ended October 31, 2024, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to participants.

For the three months ended October 31, 2023 ,  the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided a Personal Financial Literacy Seminar (PFL Seminar) to participant.

Operating Expenses

For the three months ended October 31, 2024, the Company had operating expenses in the amount of $10,083. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the three months ended October 31, 2023, the Company had operating expenses in the amount of $16,993. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

The decrease of the operating expenses was the result of the decrease in other professional fees.

Net Gain or Loss

For the three months ended October 31, 2024, the Company has incurred a net loss of $83.

For the three months ended October 31, 2023 the Company has incurred a net loss of $11,993.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months ended October 31, 2024, the Company has net cash inflow $83 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment and decrease in accrued liabilities.

For the three months ended October 31, 2023, the Company has net cash inflow $989 in operating activities, which was primarily attributable to net loss from operation, decrease in accrued liabilities and increase in amount due to a director.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months  ended  October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Birdie Win Corporation
(Name of Registrant)

Date: December 2, 2024

By:	/s/ YUNYUAN CHEN
YUNYUAN CHEN
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-