Form 10-Q
period 2025-01-31
Birdie Win Corp
filed 2025-03-03
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2025
Common Stock, $0.001 par value	5,760,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2025 (UNAUDITED) AND JULY 31, 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	January 31, 2025	July 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$681	$1,845
Accounts receivable	-	-
Prepayment	10,510	10,912
Total current assets	11,191	12,757

Non - current asset
Plant and equipment, net	$-	$137
Total non - current asset	-	137

TOTAL ASSETS	$11,191	$12,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$2,700	$5,410
Other payable	7,965	7,780
Total current liabilities	10,665	13,190

Total liabilities	$10,665	$13,190

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,760,000 and 5,760,000 shares as of January 31, 2025 and July 31, 2024, respectively	$5,760	$5,760
Additional paid in capital	51,840	51,840
Accumulated deficit	(57,074)	(57,896)
Total stockholders’ equity	$526	$(296)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,191	$12,894

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended January 31		Six months ended January 31
	2025	2024	2025	2024

Revenue	$10,000	$10,000	$20,000	$15,000

Operating expenses
General and administrative expenses	9,068	9,934	19,042	26,741
Depreciation	28	186	137	372
Total operating expenses	9,096	10,120	19,179	27,113

Income/(loss) from operations	904	(120)	821	(12,113)

Net income/(loss)	904	(120)	821	(12,113)

Earnings per share
Net income per common share – basic and diluted	0.00	(0.00)	0.00	(0.00)

Weighted average number of ordinary shares
Basic and diluted	5,760,000	5,040,000	5,760,000	5,040,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss	-	-	-	(83)	(83)
Balance as of October 31, 2024	5,760,000	5,760	51,840	(57,979)	(379)
Net income	-	-	-	904	904
Balance as of January 31, 2025	5,760,000	5,760	51,840	(57,074)	526

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786
Net loss	-	-	-	(11,993)	(11,993)
Balance as of October 31, 2023	5,040,000	5,040	34,560	(45,807)	(6,207)
Net loss	-	-	-	(120)	(120)
Balance as of January 31, 2024	5,040,000	5,040	34,560	(45,927)	(6,327)

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Six Months Ended
	January 31
	2025	2024

Cash Flows From Operating Activities:
Net income/(loss)	$821	$(12,113)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	137	372
Impairment of accounts receivable	-	10,000
Changes in operating assets and liabilities:
Prepayment	403	(1,193)
Accrued liabilities	(2,710)	(2,065)
Amounts due to a director	-	5,490
Other payable	185	-
Net cash (used in)/provided by operating activities	(1,164)	491

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Net cash provided by financing activity	-	-

Net change in cash and cash equivalents	(1,164)	491
Cash and cash equivalents, beginning of year	1,845	-
Cash and cash equivalents, end of year	$681	$491

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended January 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended January 31, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

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

3. ACCOUNTS RECEIVABLE

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)

Accounts receivable	$10,000	$10,000
Allowance for doubtful accounts	(10,000)	(10,000)
Total	$-	$-

As of January 31, 2025 and July 31, 2024, accounts receivable of $10,000 were netted off with allowance for doubtful debts of $10,000. The total outstanding balance for trade receivable is $0.

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)

Prepaid expenses	$10,510	$10,912
Total	$10,510	$10,912

As of January 31, 2025 and July 31, 2024, total prepaid expenses was $10,510 and $10,912 which mainly from the consultancy fee, stock and registrar fee, professional and legal Fee.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of January 31, 2025 and July 31, 2024:

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(2,231)	(2,094)
Plant and equipment, net	$-	$137

Depreciation expense for the period ended January 31, 2025 and January 31, 2024 was $137 and $372  respectively.

6. OTHER PAYABLE

As of January 31, 2025, the former director of the Company, Zonghan Wu advanced $7,780  to the Company, which is unsecured and non-interest bearing and is repayable on demand.

On July 18, 2024, Mr. Zonghan Wu has tendered his resignations as director.

As of January 31, 2025, the current director of the Company, Yunyuan Chen advanced $185 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

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

As of January 31, 2025, the Company has 5,760,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

8. INCOME TAX

The income/(loss ) from operation before income taxes of the Company for the six months ended January 31, 2025 and 2024 were comprised of the following:

	For the six months ended January 31
	2025	2024
Tax jurisdictions from:
– Local	$822	$(12,113)

Loss before income taxes	$822	$(12,113)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2025, the operations in the United States of America incurred $57,074 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $11,986 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2025 and July 31, 2024:

	As of	As of
	January 31, 2025	July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$11,986	$12,158
Less: valuation allowance	(11,986)	(12,158)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $11,986 as of January 31, 2025.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2025, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended January 31, 2024, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended January 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$10,000	$-	100%	-	$-	$-
Customer B	-	10,000	-	100%	-	-
Total	$10,000	$10,000	100%	100%	$-	$-

For the six months ended January 31, 2025, there was one customer who accounted for 100% of the Company’s revenues. For the six months ended January 31, 2024, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the six months ended January 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$20,000	$-	100%	-	$-	$-
Customer B	-	15,000	-	100%	-	-
Total	$20,000	$15,000	100%	100%	$-	$-

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

	For the Six Months Ended and As of January 31, 2025
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
Operating expenses	(19,179)	(19,179)

Income from operations	821	821

Total assets	$11,191	$11,191
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2024
By Business Unit	Financial Services Business	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
Operating expenses	(27,113)	(27,113)

Loss from operations	(12,113)	(12,113)

Total assets	$4,888	$4,888
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2025
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$20,000	$-	$20,000

Cost of revenue	-	-	-	-
Operating expenses	-	(19,179)	-	(19,179)

Income from operations	-	821	-	821

Total assets	$-	$11,191	$-	$11,191
Capital expenditure	$-	$-	$-	$-

	For the Six Months Ended and As of January 31, 2024
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$15,000	$-	$15,000

Cost of revenue	-	-	-	-
Operating expenses	-	(17,113)	(10,000)	(27,113)

Loss from operations	-	(2,113)	(10,000)	(12,113)

Total assets	$-	$4,888	$-	$4,888
Capital expenditure	$-	$-	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2025 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended January 31, 2025 and 2024

Revenues

For the three months ended January 31, 2025, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to participants.

For the three months ended January 31, 2024, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to participants.

Operating Expenses

For the three months ended January 31, 2025, the Company had operating expenses in the amount of $9,096. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the three months ended January 31, 2024, the Company had operating expenses in the amount of $10,120. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

The decrease of the operating expenses was the result of the decrease in other professional fees.

Net Gain or Loss

For the three months ended January 31, 2025, the Company has incurred a net income of $904.

For the three months ended January 31, 2024 the Company has incurred a net loss of $120.

Six months ended January 31, 2025 and 2024

Revenues

For the six months ended January 31, 2025, the Company generated revenue in the amount of $20,000. The revenue was generated as a result of the Company having provided four Personal Financial Literacy Seminars (PFL Seminar) to participants.

For the six months ended January 31, 2024, the Company generated revenue in the amount of $15,000. The revenue was generated as a result of the Company having provided three Personal Financial Literacy Seminars (PFL Seminar) to participants.

Operating Expenses

For the six months ended January 31, 2025, the Company had general and administrative expenses in the amount of $19,179. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the six months ended January 31, 2024, the Company had general and administrative expenses in the amount of $27,113. These were primarily comprised of allowance for doubtful accounts, audit fees, bookkeeping  fees, and other professional fees.

The decrease of the general and administrative expenses was the result of the decrease in allowance for doubtful accounts and bookkeeping  fees.

Net Gain or Loss

For the six  months ended January 31, 2025 , the Company has incurred a net income of $821.

For the six  months ended January 31, 2024 , the Company has incurred a net loss of $12,113.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months ended January 31, 2025, the Company has net cash outflow $1,164 in operating activities, which was primarily attributable to net income from operation, decrease in prepayment and accrued liabilities, and increase in other payable .

For the six months ended January 31, 2024, the Company has net cash inflow $492 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease in accrued liabilities and increase in Amounts due to a director.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months  ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 3, 2025

By:	/s/ YUNYUAN CHEN
YUNYUAN CHEN
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-