Form 10-Q
period 2025-04-30
Birdie Win Corp
filed 2025-06-05
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2025
Common Stock, $0.001 par value	6,720,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2025 (UNAUDITED) AND JULY 31, 2024(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	April 30, 2025	July 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,768	$1,845
Accounts receivable	-	-
Prepayment (including $20,000 and $0 of consulting services from related parties as of April 30, 2025 and April 30, 2024 respectively)	26,368	10,912
Total current assets	28,136	12,757

Non - current asset
Plant and equipment, net	$-	$137
Total non - current asset	-	137

TOTAL ASSETS	$28,136	$12,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$2,500	$5,410
Other payable	-	7,780
Total current liabilities	2,500	13,190

Total liabilities	$2,500	$13,190

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 6,720,000 and 5,760,000 shares as of April 30, 2025 and July 31, 2024, respectively	$6,720	$5,760
Additional paid in capital	82,845	51,840
Accumulated deficit	(63,929)	(57,896)
Total stockholders’ equity	$25,636	$(296)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,136	$12,894

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended April 30		Nine months ended April 30
	2025	2024	2025	2024

Revenue	$5,000	$5,000	$25,000	$20,000

Operating expenses
General and administrative expenses (including $4,000 and $0 of general and administrative expenses to related parties for the three months ended April 30, 2025 and 2024, respectively, and $4,000 and $0 of general and administrative expenses to related parties for the nine months ended April 30, 2025 and 2024, respectively)	11,855	9,420	30,897	36,161
Depreciation	-	186	137	558
Total operating expenses	11,855	9,606	31,033	36,719

Loss from operations	(6,855)	(4,606)	(6,033)	(16,719)

Net loss	(6,855)	(4,606)	(6,033)	(16,719)

Earnings per share
Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of ordinary shares
Basic and diluted	6,417,978	5,464,889	5,974,505	5,179,562

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss	-	-	-	(82)	(82)
Balance as of October 31, 2024	5,760,000	5,760	51,840	(57,978)	(378)
Net income	-	-	-	904	904
Balance as of January 31, 2025	5,760,000	5,760	51,840	(57,074)	526
Net loss				(6,855)	(6,855)
Debt forgiveness	-	-	7,965	-	7,965
Share issuance#	960,000	960	23,040	-	24,000
Balance as of April 30, 2025	6,720,000	6,720	82,845	(63,929)	25,636

#	960,000 shares of common stock were issued to 3 new directors.

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786
Net loss	-	-	-	(11,993)	(11,993)
Balance as of October 31, 2023	5,040,000	5,040	34,560	(45,807)	(6,207)
Net loss	-	-	-	(120)	(120)
Balance as of January 31, 2024	5,040,000	5,040	34,560	(45,927)	(6,327)
Net loss	-	-	-	(4,606)	(4,606)
Share issuance*	200,000	200	4,800	-	5,000
Share issuance#	520,000	520	12,480	-	13,000
Balance as of April 30, 2024	5,760,000	5,760	51,840	(50,533)	7,067

*	200,000 shares of common stock were issued to subscriber
#	520,000 shares of common stock were issued to service provider.

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine Months Ended
	April 30
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(6,033)	$(16,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137	558
Debt forgiveness	7,965	-
Impairment of accounts receivable	-	10,000
Non-cash compensation	24,000	13,000
Changes in operating assets and liabilities:
Prepayment	(15,456)	(13,137)
Accrued liabilities	(2,910)	(2,500)
Amounts due to a director	-	3,990
Other payable	(7,780)	-
Net cash used in operating activities	(77)	(4,808)

Cash Flows From Investing Activity:	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	5,000
Net cash provided by financing activity	-	5,000

Net change in cash and cash equivalents	(77)	192
Cash and cash equivalents, beginning of year	1,845	-
Cash and cash equivalents, end of year	$1,768	$192

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$24,000	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

On March 04, 2025, the sole officer and director of the Company, Yunyuan Chen, tendered her resignations as Director, President, and Chief Executive Officer of the Company. Ms Chen will remain the Secretary and Treasurer of the Company. The Company’s Board of Directors appointed Shiyong Zhao to serve as the Company’s Chief Executive Officer and Chairman, Fengjun Wang and Yidong Bao as Directors of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended April 30, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended April 30, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

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

Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)

Accounts receivable	$10,000	$10,000
Allowance for doubtful accounts	(10,000)	(10,000)
Total	$-	$-

As of April 30, 2025 and July 31, 2024, accounts receivable of $10,000 were netted off with allowance for doubtful debts of $10,000. The total outstanding balance for trade receivable is $0.

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)

Prepaid expenses	$26,368	$10,912
Total	$26,368	$10,912

As of April 30, 2025 and July 31, 2024, total prepaid expenses was $26,368 and $10,912 which mainly from the consultancy fee, stock and registrar fee, professional and legal fee.

As of April 30, 2025 and July 31, 2024, amount of $20,000 and $0 of consulting services from related parties.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of April 30, 2025 and July 31, 2024:

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(2,231)	(2,094)
Plant and equipment, net	$-	$137

Depreciation expense for the period ended April 30, 2025 and April 30, 2024 was $137 and $558 respectively.

6. OTHER PAYABLE

As of January 31, 2025, the former director of the Company, Zonghan Wu advanced $7,780 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

On July 18, 2024, Mr. Zonghan Wu tendered his resignations as director.

As of January 31, 2025, the current director of the Company, Yunyuan Chen advanced $185 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

On February 01, 2025, Mr. Zonghan Wu waived the repayment of the $7,780 loan. Ms. Yunyuan Chen waived the repayment of the $185 loan. As such, there are currently no interested/related party loans between Zonghan Wu, Yunyuan Chen and the Company.

On March 04, 2025, Ms. Yunyuan Chen tendered her resignations as Director, President, and Chief Executive Officer of the Company. Ms Chen will remain the Secretary and Treasurer of the Company.

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

On March 24, 2025, a Stock Purchase Agreement was entered into between TOPP Holdings Group Ltd (the “Seller”), whose controlling person is Yunyuan Chen, and Shiyong Zhao (the “Purchaser”), wherein the Purchaser purchased 2,640,000 shares of Common Shares from the Seller, par value $0.001 per share (the “Shares”), of Birdie Win Corporation, a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 44.6% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis.

During the nine months period ended April 30, 2025, the Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors.

As of April 30, 2025, the Company has 6,720,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

8. INCOME TAX

The loss from operation before income taxes of the Company for the nine months ended April 30, 2025 and 2024 were comprised of the following:

	For the nine months ended April 30
	2025	2024
Tax jurisdictions from:
– Local	$(6,033)	$(16,719)

Loss before income taxes	$(6,033)	$(16,719)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2025, the operations in the United States of America incurred $63,929 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $13,425 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2025 and July 31, 2024:

	As of	As of
	April 30, 2025	July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$13,425	$12,158
Less: valuation allowance	(13,425)	(12,158)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $13,425 as of April 30, 2025.

9. RELATED PARTY TRANSACTIONS

On March 1, 2025, the company has entered into an agreement with 3 new director for a term of 12 months by providing consultant services. The Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors.

During the nine months period ended April 30, 2025, the directors provided consulting services of $4,000 to the Company and remaining $20,000 of consulting services will be rendered in subsequent periods.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended April 30, 2025, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended April 30, 2024, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended April 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	100%	-	$-	$-
Customer B	-	5,000	-	100%	-	-
Total	$5,000	$5,000	100%	100%	$-	$-

For the nine months ended April 30, 2025, there was one customer who accounted for 100% of the Company’s revenues. For the nine months ended April 30, 2024, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended April 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$25,000	$-	100%	-	$-	$-
Customer B	-	20,000	-	100%	-	-
Total	$25,000	$20,000	100%	100%	$-	$-

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

	For the Nine Months Ended and As of April 30, 2025
By Business Unit	Financial Services Business	Total
Revenue	$25,000	$25,000

Cost of revenue	-	-
Operating expenses	(31,033)	(31,033)

Loss from operations	(6,033)	(6,033)

Total assets	$28,136	$28,136
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2024
By Business Unit	Financial Services Business	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
Operating expenses	(36,719)	(36,719)

Loss from operations	(16,719)	(16,719)

Total assets	$16,347	$16,347
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2025
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$25,000	$-	$25,000

Cost of revenue	-	-	-	-
Operating expenses	-	(31,033)	-	(31,033)

Loss from operations	-	(6,033)	-	(6,033)

Total assets	$-	$28,136	$-	$28,136
Capital expenditure	$-	$-	$-	$-

	For the Nine Months Ended and As of April 30, 2024
By Country	United States	Hong Kong	Malaysia	Total
Revenue	$-	$20,000	$-	$20,000

Cost of revenue	-	-	-	-
Operating expenses	-	(26,719)	(10,000)	(36,719)

Loss from operations	-	(6,719)	(10,000)	(16,719)

Total assets	$-	$16,347	$-	$16,347
Capital expenditure	$-	$-	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2025 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended April 30, 2025 and 2024

Revenues

For the three months ended April 30, 2025, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to a participant.

For the three months ended April 30, 2024, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to a participant.

Operating Expenses

For the three months ended April 30, 2025, the Company had operating expenses in the amount of $11,855. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the three months ended April 30, 2024, the Company had operating expenses in the amount of $9,606. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

The increase of the operating expenses was the result of the increase in consultancy fees.

Net loss

For the three months ended April 30, 2025, the Company has incurred a net loss of $6,855.

For the three months ended April 30, 2024 the Company has incurred a net loss of $4,606.

Nine months ended April 30, 2025 and 2024

Revenues

For the nine months ended April 30, 2025, the Company generated revenue in the amount of $25,000. The revenue was generated as a result of the Company having provided five Personal Financial Literacy Seminars (PFL Seminar) to participants.

For the nine months ended April 30, 2024, the Company generated revenue in the amount of $20,000. The revenue was generated as a result of the Company having provided four Personal Financial Literacy Seminars (PFL Seminar) to participants.

Operating Expenses

For the nine months ended April 30, 2025, the Company had general and administrative expenses in the amount of $31,033. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the nine months ended April 30, 2024, the Company had general and administrative expenses in the amount of $36,719. These were primarily comprised of allowance for doubtful accounts, audit fees, bookkeeping fees, and other professional fees.

The decrease of the general and administrative expenses was the result of the decrease in allowance for doubtful accounts and bookkeeping fees.

Net loss

For the nine months ended April 30, 2025, the Company has incurred a net loss of $6,033.

For the nine months ended April 30, 2024, the Company has incurred a net loss of $16,719.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months ended April 30, 2025, the Company has net cash outflow $77 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment and decrease in accrued liabilities and other payable .

For the nine months ended April 30, 2024, the Company has net cash outflow $4,808 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease in accrued liabilities and increase in amount due to a director.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of April 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of April 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Birdie Win Corporation
(Name of Registrant)

Date: June 05, 2025

By:	/s/ SHIYONG ZHAO
SHIYONG ZHAO
Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

By:	/s/ YUNYUAN CHEN
YUNYUAN CHEN
Title:	Secretary, Treasurer (Principal Financial Officer, Principal Accounting Officer)

-9-