Form 10-K
period 2025-07-31
Birdie Win Corp
filed 2025-10-10
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2025

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 9, 2025
Common Stock, $0.001 par value	6,720,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

BIRDIE WIN CORPORATION

FORM 10-K

For the Fiscal Year Ended July 31, 2025

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

On March 04, 2025, the sole officer and director of the Company, Yunyuan Chen, tendered her resignations as President, and Chief Executive Officer of the Company. On June 05, 2025, Yunyuan Chen tendered her resignation as Director. Ms Chen will remain the Treasurer of the Company. The Company’s Board of Directors appointed Shiyong Zhao to serve as the Company’s Chief Executive Officer and Chairman, Fengjun Wang and Yidong Bao as Directors of the Company .

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

Employees

Currently, we have one employee which is our Chief Financial Officer, Yunyuan Chen. Currently, Yunyuan Chen has the flexibility to work on our business up to 15 hours per week, but is prepared to devote more time if necessary.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the system and organization controls (SOC) reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2024. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. Our executive management team informs our Audit Committee on cybersecurity risks on a regular basis, at least once per year.

The Audit Committee is primarily responsible for assisting our board of directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and reports to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by our group.

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

Holders

As of July 31, 2025, we have 18 shareholders on record of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2025.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on August 27, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Birdie Win Corporation is headquartered in Hong Kong. The Company’s executive office is located at Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to customers in Malaysia and Hong Kong individuals or families.

Our cash and cash equivalents are $2,171 as of July 31, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2025, the Company incurred a net loss of $17,299 and a positive cash flow from operating activities of $326. As reflected in the financial statements, the Company had an accumulated deficit of $75,195. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended July 31, 2025

Revenues

For the years ended July 31, 2025 and 2024, the Company has generated a revenue of $30,000 and $25,000 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients.

General and Administrative Expenses

For the years ended July 31, 2025 and 2024, the Company incurred general and administrative expenses of $47,299  and $49,082 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Net Loss

For the years ended July 31, 2025 and 2024, the Company incurred a net loss of $17,299  and $24,082 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $326, from $1,845 as of July 31, 2024 to $2,171 as of July 31, 2025. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Provided by / (Used in) Operating Activities

For the year ended July 31, 2025, net cash provided by operating activities was $326. Cash provided by operating activities was attributable to net loss from operation, increase in prepayment, decrease in accrued liabilities, decrease in stock based compensation, and decrease in other payable.

For the year ended July 31, 2024, the Company has used $3,155 in operating activities, which was primarily attributable to net loss from operation, decrease in allowance for doubtful debts, decrease in stock based compensation, increase in deposit and prepayment, increase in accrued liabilities, decrease in amounts due to a director and increase in other payable contra by depreciation expenses.

Cash Used in Investing Activity

For the year ended July 31, 2025, the Company has used $0 in investing activity.

For the year ended July 31, 2024, the Company has used $0 in investing activity.

Cash Provided by Financing Activity

For the year ended July 31, 2025, the Company has received $0 from financing activity.

For the year ended July 31, 2024, the Company has received $5,000 from financing activity primarily from issuance of shares of common stock.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2025, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Name	Age	Positions and Offices

Shiyong Zhao	45	Chief Executive Officer, President, Secretary, Chairman

Yunyuan Chen	51	Chief Financial Officer

Yidong Bao	42	Director

Fengjun Wang	53	Director

Shiyong Zhao - Chief Executive Officer, President, Secretary, Chairman

Shiyong  Zhao worked for Distributed Storage Research Center of China Development Research Institute, as Director in Guangdong and Hong Kong from 2017 to 2024, and is Managing Director of Maitian Digital Technology Group Co., Ltd. Shiyong Zhao holds a Master’s Degree in Business Administration awarded by Tsinghua University in 2020.

Shiyong Zhao currently acts as the President, Chief Executive Officer, Secretary, and Chairman of Birdie Win Corporation, specializing in business growth, profitable growth and marketing.

Yunyuan Chen – Chief Financial Officer

Yunyuan Chen worked for Zhaoqing Guangrong Investment Management Co., Ltd. as Director in Guangdong and Hong Kong from 2007 to 2010, worked for Hong Kong Tims Investment Ltd as Director from 2011 to 2015, and is Managing Director of Shenzhen Qianhai Rongjian Fund Management Co., Ltd. Yunyuan Chen holds a Master’s Degree in Business Administration awarded by Sun Yat-Sen University in 2006.

Yunyuan Chen currently acts as the Chief Financial Officer of Birdie Win Corporation.

Yidong Bao - Director

Yidong Bao worked at China Gold Exchange. as Director in Shanghai from 2005 to 2012, worked for GKFX as foreign exchange trader from 2012 to 2018, and is Managing Director of West Coast No. 1 Securities Private Equity Fund. Yidong Bao holds a Master’s Degree in Business Administration awarded by Shanghai University of Finance and Economics in 2016.

Yidong Bao currently acts as the Director of Birdie Win Corporation.

Fengjun Wang - Director

Fengjun Wang  worked at Shengyang Zhuojin Construction Engineering Co., Ltd., as Director in Shanghai from 2003 to 2013, worked for Shengyang Guangjin Construction Engineering Co., Ltd as director from 2014 to 2019, and is Managing Director of Shengyang Feituo Construction Engineering Co., Ltd. Fengjun Wang holds a Bachelor’s Degree in Beijing Jili University in 1995.

Fengjun Wang  currently acts as the Director of Birdie Win Corporation.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2025 and 2024:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shiyong Zhao (1), Chief Executive Officer, President, Secretary, Chairman	2025	$-	-	360,000 common stock	-	-	-	-	$9,000
Yunyuan Chen (2), Chief Financial Officer	2025	$-	-	-	-	-	-	-	$-
Yidong Bao (3), Director	2025	$-	-	300,000 common stock	-	-	-	-	$7,500
Fengjun Wang (4), Director	2025	$-	-	300,000 common stock	-	-	-	-	$7,500
Yunyuan Chen (2), Chief Executive Officer, President, Secretary, Treasurer, Director	2024	$-	-	-	-	-	-	-	$-

(1)	Shiyong Zhao has served as President, Chief Executive Officer, Secretary, and Chairman since March 04, 2025. Prior to that date, Yunyuan Chen served as President, Chief Executive Officer, Secretary, Treasurer, and Director from July 18, 2024 to March 04, 2025.
(2)	Yunyuan Chen served as President, Chief Executive Officer from July 18, 2024 to March 04, 2025. On March 04, 2025, Yunyuan Chen resigned from her positions as the Company’s President and Chief Executive Officer. On June 05, 2025, Yunyuan Chen resigned from her positions as Director. Ms Chen will remain the Treasurer of the Company.
(3)	Yidong Bao has served as Director since March 04, 2025.
(4)	Fengjun Wang has served as Director since March 04, 2025.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

During the year ended July 31, 2025, the Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors , Shiyong Zhao, Yidong Bao, and Fengjun Wang.

Compensation Discussion and Analysis

Director Compensation

During the year ended July 31, 2025, the Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors , Shiyong Zhao, Yidong Bao, and Fengjun Wang.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2025, the Company has 6,720,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Shiyong Zhao President, Secretary, Chief Executive Officer, and Chairman	2,700,000	40.2%	-	-	40.2%
Yunyuan Chen (1) Chief Financial Officer	10,000	0.1%	-	-	0.1%
Yidong Bao Director	300,000	4.5%	-	-	4.5%
Fengjun Wang Director	300,000	4.5%	-	-	4.5%
5% or Greater Shareholders	-	-	-	-	-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, during the year ended July 31, 2025, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

During the year ended July 31, 2025, the Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors , Shiyong Zhao, Yidong Bao, and Fengjun Wang.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2025 and 2024 . We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since July 01, 2021.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$12,500	$12,500

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

Birdie Win Corporation

Date: October 9, 2025	By:	/s/ Shiyong Zhao
Shiyong Zhao
Chief Executive Officer, President, Secretary,
and Chairman
(Principal Executive Officer)

Date: October 9, 2025	By:	/s/ Yunyuan Chen
Yunyuan Chen
Chief Financial Officer
(Principal Financial
Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shiyong Zhao	Chief Executive Officer, President, Secretary, Chairman
Shiyong Zhao	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 9, 2025

/s/ Yunyuan Chen	Chief Financial Officer
Yunyuan Chen	(Principal Financial Officer and Principal Accounting Officer)	October 9, 2025

/s/ Yidong Bao	Director
Yidong Bao	(Board Director)	October 9, 2025

/s/ Fengjun Wang	Director
Fengjun Wang	(Board Director)	October 9, 2025

BIRDIE WIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Birdie Win Corporation

Unit 8, 6/F, Wayson Commercial Building

28 Connaught Road West

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Birdie Win Corporation. (the ‘Company’) as of July 31, 2025 and 2024, and the related statement of operations and comprehensive loss, statement of changes in stockholders’ equity, and statement of cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2  to the financial statements, for the year ended July 31, 2025, the Company incurred a net loss of $17,299 and had an accumulated deficit of $75,195. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP Centurion & Partners PLT

JP Centurion & Partners PLT (PCAOB ID: 6723)

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

October 9, 2025

Item 1. Financial Statements

BIRDIE WIN CORPORATION

BALANCE SHEETS

AS OF JULY 31, 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	July 31, 2025	July 31, 2024
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,171	$1,845
Accounts receivable	-	-
Prepayment (including $14,000 and $nil of prepayments to related party as of July 31, 2025 and 2024 respectively)	17,399	10,912
Total current assets	19,570	12,757

Non - current asset
Plant and equipment, net	$-	$137
Total non - current asset	-	137

TOTAL ASSETS	$19,570	$12,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$5,200	$5,410
Other payable	-	7,780
Total current liabilities	5,200	13,190

Total liabilities	$5,200	$13,190

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 6,720,000 and 5,760,000 shares as of July 31, 2025 and July 31, 2024, respectively	$6,720	$5,760
Additional paid in capital	82,845	51,840
Accumulated deficit	(75,195)	(57,896)
Total stockholders’ equity	$14,370	$(296)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,570	$12,894

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Years Ended July 31
	2025	2024

Revenue	$30,000	$25,000

Operating expenses
General and administrative expenses (including $10,000 and $nil of general and administrative expenses for the years ended July 31, 2025 and 2024 respectively )	47,162	48,364
Depreciation	137	718
Total operating expenses	47,299	49,082

Loss from operations	(17,299)	(24,082)

Net loss	(17,299)	(24,082)

Earnings per share
Net loss per common share – basic and diluted	(0.00)	(0.00)

Weighted average number of ordinary shares
Basic and diluted	6,162,411	5,325,464

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2023	5,040,000	5,040	34,560	(33,814)	5,786
Net loss for the year 2024	-	-	-	(24,082)	(24,082)
Share issuance*	200,000	200	4,800	-	5,000
Share issuance#	520,000	520	12,480	-	13,000
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss for the year 2025	-	-	-	(17,299)	(17,299)
Debt forgiveness			7,965		7,965
Share issuance^	960,000	960	23,040	-	24,000
Balance as of July 31, 2025	6,720,000	6,720	82,845	(75,195)	14,370

*	200,000 shares of common stock were issued to subscriber
#	520,000 shares of common stock were issued to 2 service providers.
^	960,000 shares of common stock were issued to 3 new directors.

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Year Ended
	July 31
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(17,299)	$(24,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137	718
Allowance for doubtful debts	-	10,000
Stock based compensation	10,000	13,000
Changes in operating assets and liabilities:
Prepayment	7,513	(8,191)
Accrued liabilities	(210)	410
Amounts due to a director	-	(2,790)
Other payable	185	7,780
Net cash provided by / (used in) operating activities	326	(3,155)

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	5,000
Net cash provided by financing activity	-	5,000

Net change in cash and cash equivalents	326	1,845
Cash and cash equivalents, beginning of year	1,845	-
Cash and cash equivalents, end of year	$2,171	$1,845

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$24,000	$13,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

On March 04, 2025, the sole officer and director of the Company, Yunyuan Chen, tendered her resignations as President, Secretary and Chief Executive Officer of the Company. On June 05, 2025, Yunyuan Chen tendered her resignation as Director. Ms Chen will remain the Treasurer of the Company. The Company’s Board of Directors appointed Shiyong Zhao to serve as the Company’s Chief Executive Officer, President, Secretary and Chairman, Fengjun Wang and Yidong Bao as Directors of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted July 31 as its fiscal year end .

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2025, the Company incurred loss from of $17,299 and had an accumulated deficit of $75,195. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the year ended July 31, 2025.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company recognizes revenue over time as the financial literacy seminar and related services are delivered to the customer.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common stock outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common stock outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s common stock outstanding. Diluted earnings per share reflects the amount of net income available to each common stock outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

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

Accounting Standards Issued, Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its financial statements and related disclosures.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

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

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. ACCOUNTS RECEIVABLE

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)

Accounts receivable	$10,000	$10,000
Allowance for doubtful accounts	(10,000)	(10,000)
Total	$-	$-

As of July 31, 2025 and July 31, 2024, accounts receivable of $10,000 were netted off with allowance for doubtful debts of $10,000. The total outstanding balance for trade receivable is $0.

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)

Prepaid expenses	$17,399	$10,912
Total	$17,399	$10,912

As of July 31, 2025, and July 31, 2024, total prepaid expenses was $17,399  and $10,912 which mainly from the consultancy fee, stock and registrar fee, professional and legal fee .

As of July 31, 2025 and July 31, 2024, amount of $14,000 and $0 of consulting services from related parties - directors.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of July 31, 2025 and July 31, 2024:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)

Computer and software	$2,231	$2,231
Less: Accumulated depreciation	(2,231)	(2,094)
Plant and equipment, net	$-	$137

Depreciation expense for the years  ended July 31, 2025 and July 31, 2024 was $137 and $718 respectively.

6. ACCRUED LIABILITIES

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)

Accrued expenses	$5,200	$5,410
Total	$5,200	$5,410

Accrued expenses for the years ended July 31, 2025 and 2024 consist of accrued audit fees and stock and registrar fee.

7. OTHER PAYABLE

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

On February 01, 2025, Mr. Zonghan Wu waived the repayment of the $7,780 loan. Ms. Yunyuan Chen waived the repayment of the $185 loan . The debt forgiveness was treated as a capital contribution to Additional Paid-In Capital. As such, there are currently no interested/related party loans between Zonghan Wu, Yunyuan Chen and the Company.

On March 04, 2025, Ms. Yunyuan Chen tendered her resignations as President and Chief Executive Officer of the Company. On June 05, 2025, Yunyuan Chen tendered her resignation as Director. Ms Chen will remain the Treasurer of the Company.

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

During the year ended July 31, 2025, the Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors, Shiyong Zhao, Yidong Bao, and Fengjun Wang.  Of this amount, $960, representing the par value of $0.001 per share, was classified as common stock, and the remaining $23,040 was recorded as Additional Paid-In Capital.

During the year ended July 31, 2025, Additional Paid-In Capital increased by $7,965, reflecting the forgiveness of related-party loans by a former director - Mr. Zonghan Wu and the Company’s Chief Financial Officer - Ms. Yunyuan Chen.

As of July 31, 2025, the Company has 6,720,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

9. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2025, there were one customer who accounted for 100% of the Company’s revenues.

For the year ended July 31, 2024, there were one customer who accounted for 100% of the Company’s revenues.

The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Years Ended July 31,
	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$30,000	$-	100%	-	$-	$-
Customer B	-	25,000	-	100%	-	-
Total	$30,000	$25,000	100%	100%	$-	$-

10. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2025 and 2024 were comprised of the following:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Tax jurisdictions from:
– Local	$(17,299)	$(24,082)

Loss before income taxes	$(17,299)	$(24,082)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2025, the operations in the United States of America incurred $75,195 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $15,791 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2025 and 2024:

	As of	As of
	July 31, 2025	July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$15,791	$12,158
Less: valuation allowance	(15,791)	(12,158)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $15,791  as of July 31, 2025.

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

	For the Year Ended July 31, 2025
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$30,000	$30,000

Cost of revenue	-	-
General and administrative expenses	(47,299)	(47,299)

Loss from operations	(17,299)	(17,299)

Total assets	$19,570	$19,570
Capital expenditure	$-	$-

	For the Year Ended July 31, 2024
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$25,000	$25,000

Cost of revenue	-	-
General and administrative expenses	(49,082)	(49,082)

Loss from operations	(24,082)	(24,082)

Total assets	$12,894	$12,894
Capital expenditure	$-	$-

	For the Year Ended July 31, 2025
By Country	United States	Hong Kong	Total
Revenue	$-	$30,000	$30,000

Cost of revenue	-	-	-
General and administrative expenses	-	(47,299)	(47,299)

Loss from operations	-	(17,299)	(17,299)

Total assets	$-	$19,570	$19,570
Capital expenditure	$-	$-	$-

	For the Year Ended July 31, 2024
By Country	United States	Hong Kong	Total
Revenue	$-	$25,000	$25,000

Cost of revenue	-	-	-
General and administrative expenses	-	(49,082)	(49,082)

Loss from operations	-	(24,082)	(24,082)

Total assets	$-	$12,894	$12,894
Capital expenditure	$-	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2025 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

