Form 10-Q
period 2026-01-31
Birdie Win Corp
filed 2026-03-09
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2026
Common Stock, $0.001 par value	6,720,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2026 (UNAUDITED) AND JULY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	January 31, 2026	July 31, 2025
	(Uuaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$722	$2,171
Accounts receivable	5,000	-
Prepayment (including $2,000 and $14,000 of prepayments to related party as of January 31, 2026 and July 31, 2025 respectively)	10,324	17,399
Total current assets	16,046	19,570

Non - current asset
Plant and equipment, net	$-	$-
Total non - current asset	-	-

TOTAL ASSETS	$16,046	$19,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$2,700	$5,200
Amount owing to director	15,500	-
Total current liabilities	18,200	5,200

Total liabilities	$18,200	$5,200

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 6,720,000 shares as of January 31, 2026 and July 31, 2025, respectively	$6,720	$6,720
Additional paid in capital	82,845	82,845
Accumulated deficit	(91,719)	(75,195)
Total stockholders’ equity	$(2,154)	$14,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,046	$19,570

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended January 31		Six months ended January 31
	2026	2025	2026	2025

Revenue	$5,000	$10,000	$10,000	$20,000

Operating expenses
General and administrative expenses (including $6,000 and $nil of general and administrative expenses to related party for the three months ended January 31, 2026 and 2025 respectively, and $12,000 and $nil of general and administrative expenses to related party for the six months ended January 31, 2026 and 2025, respectively)	13,277	9,068	26,524	19,042
Depreciation	-	28	-	137
Total operating expenses	13,277	9,096	26,524	19,179

(Loss)/income from operations	(8,277)	904	(16,524)	821

Net (loss )/income	(8,277)	904	(16,524)	821

Earnings per share
Net loss per common share – basic and diluted	(0.00)	0.00	(0.00)	0.00

Weighted average number of ordinary shares
Basic and diluted	6,720,000	5,760,000	6,720,000	5,760,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2025	6,720,000	6,720	82,845	(75,195)	14,370
Net loss	-	-	-	(8,247)	(8,247)
Balance as of October 31, 2025	6,720,000	6,720	82,845	(83,442)	6,123
Net loss	-	-	-	(8,277)	(8,277)
Balance as of January 31, 2026	6,720,000	6,720	82,845	(91,719)	(2,154)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss	-	-	-	(83)	(83)
Balance as of October 31, 2024	5,760,000	5,760	51,840	(57,979)	(379)
Net income	-	-	-	904	904
Balance as of January 31, 2025	5,760,000	5,760	51,840	(57,074)	526

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Six Months Ended
	January 31
	2026	2025

Cash Flows From Operating Activities:
Net (loss)/income	$(16,524)	$821
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	-	137
Stock based compensation - consulting services	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	-
Prepayment	(4,925)	403
Accrued liabilities	(2,500)	(2,710)
Amounts owing to director	15,500	-
Other payable	-	185
Net cash used in operating activities	(1,449)	(1,164)

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	-
Net cash provided by financing activity	-	-

Net change in cash and cash equivalents	(1,449)	(1,164)
Cash and cash equivalents, beginning of year	2,171	1,845
Cash and cash equivalents, end of year	$722	$681

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended January 31, 2026 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2025. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended January 31, 2026 and 2025 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended January 31, 2026, the Company incurred a net loss of $16,524. As of January 31, 2026, the Company’s current liabilities exceeded its current assets by $2,154 and has an accumulated deficit of $91,719. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from its shareholders and director. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the six months ended January 31, 2026.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the provision of services upon delivery of the finalized Personal Financial Report to the customer . Revenue from PFL Seminar services is recognised over time, as the customer simultaneously receives and consumes the benefits of the Company’s services as they are performed.

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

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. ACCOUNTS RECEIVABLE

	As of January 31, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Accounts receivable	$5,000	$10,000
Allowance for doubtful accounts	-	(10,000)
Total	$5,000	$-

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of January 31, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Prepaid expenses	$10,324	$17,399
Total	$10,324	$17,399

As of January 31, 2026 and July 31, 2025, amount of $2,000 and $14,000 of consulting services from related party - directors.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of January 31, 2026 and July 31, 2025:

	As of January 31, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(2,231)	(2,231)
Plant and equipment, net	$-	$-

Depreciation expense for the six months ended January 31, 2026 and January 31, 2025 was $nil  and $137 respectively.

6. ACCRUED LIABILITIES

	As of January 31, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Accrued liabilities	$2,700	$5,200

As of January 31, 2026, the Company has accrued liabilities of $2,700 which comprises of outstanding audit fees and stock and registrar fee.

7. AMOUNT OWING TO DIRECTOR

As of January 31, 2026, the director of the Company, Yiding Bao advanced $15,500 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

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

As of January 31, 2026, the Company has 6,720,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

9. INCOME TAX

The income/(loss) from operation before income taxes of the Company for the six months ended January 31, 2026 and 2025 were comprised of the following:

	For the six months ended January 31
	2026	2025
Tax jurisdictions from:
– Local	$(16,524)	$821

Loss before income taxes	$(16,524)	$821

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2026, the operations in the United States of America incurred $91,719 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $19,261 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2026 and July 31, 2025:

	As of	As of
	January 31, 2026	July 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$19,261	$15,791
Less: valuation allowance	(19,261)	(15,791)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $19,261 as of January 31, 2026.

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

During the six months period ended January 31, 2026, the Company recognized $12,000 of consulting service expense related to this issuance. The remaining $2,000 will be recognized over the remaining service period.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2026, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended January 31, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended January 31
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	100%	-	$5,000	$-
Customer B	-	10,000	-	100%	-	-
Total	$5,000	$10,000	100%	100%	$5,000	$-

For the six months ended January 31, 2026, there were two customers who accounted for 100% of the Company’s revenues. For the six months ended January 31, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the six months ended January 31
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	50%	-	$5,000	$-
Customer B	$5,000	$-	50%	-	$-	$-
Customer C	-	20,000	-	100%	-	-
Total	$10,000	$20,000	100%	100%	$5,000	$-

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

	For the Six Months Ended and As of January 31, 2026
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
Operating expenses	(26,524)	(26,524)

Loss from operations	(16,524)	(16,524)

Total assets	$16,046	$16,046
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2025
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
Operating expenses	(19,179)	(19,179)

Income from operations	821	821

Total assets	$11,191	$11,191
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2026
By Country	United States	Hong Kong	Total
Revenue	$-	$10,000	$10,000

Cost of revenue	-	-	-
Operating expenses	-	(26,524)	(26,524)

Loss from operations	-	(16,524)	(16,524)

Total assets	$-	$16,046	$16,046
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of January 31, 2025
By Country	United States	Hong Kong	Total
Revenue	$-	$20,000	$20,000

Cost of revenue	-	-	-
Operating expenses	-	(19,179)	(19,179)

Loss from operations	-	821	821

Total assets	$-	$11,191	$11,191
Capital expenditure	$-	$-	$-

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2026 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended January 31, 2026 and 2025

Revenues

For the three months ended January 31, 2026, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to a participant.

For the three months ended January 31, 2025, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to two participants.

Operating Expenses

For the three months ended January 31, 2026, the Company had operating expenses in the amount of $13,277. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the three months ended January 31, 2025, the Company had operating expenses in the amount of $9,096. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

The increase of the operating expenses was the result of the increase in consultancy fees.

Net loss

For the three months ended January 31, 2026, the Company has incurred a net loss of $8,277.

For the three months ended January 31, 2025, the Company has incurred a net income of $904.

Six months ended January 31, 2026 and 2025

Revenues

For the six months ended January 31, 2026, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to participants.

For the six months ended January 31, 2025, the Company generated revenue in the amount of $20,000. The revenue was generated as a result of the Company having provided four Personal Financial Literacy Seminars (PFL Seminar) to participants.

Operating Expenses

For the six months ended January 31, 2026, the Company had general and administrative expenses in the amount of $26,524. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the six months ended January 31, 2025, the Company had general and administrative expenses in the amount of $19,179. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

The increase of the operating expenses was the result of the increase in consultancy fees.

Net Gain or Loss

For the six months ended January 31, 2026, the Company has incurred a net loss of $16,524.

For the six months ended January 31, 2025, the Company has incurred a net income of $821.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months ended January 31, 2026, the Company has net cash outflow $1,449 in operating activities, which was primarily attributable to net loss from operation, increase in accounts receivable, prepayment and amount owing to director, and decrease in accrued liabilities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 9, 2026

By:	/s/ SHIYONG ZHAO
SHIYONG ZHAO
Title:	Chief Executive Officer, President, Chairman (Principal Executive Officer)

By:	/s/ YUNYUAN CHEN
YUNYUAN CHEN
Title:	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

-7-