Form 10-Q
period 2026-04-30
Birdie Win Corp
filed 2026-06-08
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2026

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2026
Common Stock, $0.001 par value	6,720,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

BIRDIE WIN CORPORATION

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2026 (UNAUDITED) AND JULY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	April 30, 2026	July 31, 2025
	(Uuaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,032	$2,171
Accounts receivable	-	-
Prepayment (including $nil and $14,000 of prepayments to related party as of April 30, 2026 and July 31, 2025 respectively)	5,000	17,399
Total current assets	11,032	19,570

Non - current asset
Plant and equipment, net	$-	$-
Total non - current asset	-	-

TOTAL ASSETS	$11,032	$19,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$2,500	$5,200
Amount owing to director	15,500	-
Total current liabilities	18,000	5,200

Total liabilities	$18,000	$5,200

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 6,720,000 shares as of April 30, 2026 and July 31, 2025, respectively	$6,720	$6,720
Additional paid in capital	82,845	82,845
Accumulated deficit	(96,533)	(75,195)
Total stockholders’ equity	$(6,968)	$14,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,032	$19,570

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended April 30		Nine months ended April 30
	2026	2025	2026	2025

Revenue	$5,000	$5,000	$15,000	$25,000

Operating expenses
General and administrative expenses (including $2,000 and $4,000 of general and administrative expenses to related party for the three months ended April 30, 2026 and 2025 respectively, and $14,000 and $4,000 of general and administrative expenses to related party for the nine months ended April 30, 2026 and 2025, respectively)	9,814	11,855	36,338	30,897
Depreciation	-	-	-	137
Total operating expenses	9,814	11,855	36,338	31,033

Loss from operations	(4,814)	(6,855)	(21,338)	(6,033)

Net loss	(4,814)	(6,855)	(21,338)	(6,033)

Earnings per share
Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of ordinary shares
Basic and diluted	6,720,000	6,417,978	6,720,000	5,974,505

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2025	6,720,000	6,720	82,845	(75,195)	14,370
Net loss	-	-	-	(8,247)	(8,247)
Balance as of October 31, 2025	6,720,000	6,720	82,845	(83,442)	6,123
Net loss	-	-	-	(8,277)	(8,277)
Balance as of January 31, 2026	6,720,000	6,720	82,845	(91,719)	(2,154)
Net loss	-	-	-	(4,814)	(4,814)
Balance as of April 30, 2026	6,720,000	6,720	82,845	(96,533)	(6,968)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss	-	-	-	(82)	(82)
Balance as of October 31, 2024	5,760,000	5,760	51,840	(57,978)	(378)
Net income	-	-	-	904	904
Balance as of January 31, 2025	5,760,000	5,760	51,840	(57,074)	526
Net loss	-	-	-	(6,855)	(6,855)
Debt forgiveness	-	-	7,965	-	7,965
Share issuance#	960,000	960	23,040	-	24,000
Balance as of April 30, 2025	6,720,000	6,720	82,845	(63,929)	25,636

#	960,000 shares of common stock were issued to 3 new directors.

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine Months Ended
	April 30
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(21,338)	$(6,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	137
Debt forgiveness	-	7,965
Stock based compensation - consulting services	14,000	24,000
Changes in operating assets and liabilities:
Prepayment	(1,601)	(15,456)
Accrued liabilities	(2,700)	(2,910)
Amounts owing to director	15,500	-
Other payable	-	(7,780)
Net cash provided by/(used in) operating activities	3,861	(77)

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	-
Net cash provided by financing activity	-	-

Net change in cash and cash equivalents	3,861	(77)
Cash and cash equivalents, beginning of year	2,171	1,845
Cash and cash equivalents, end of year	$6,032	$1,768

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$-	$24,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2026

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Birdie Win Corporation for the period ended April 30, 2026 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2025. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended April 30, 2026 and 2025 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended April 30, 2026, the Company incurred a net loss of $21,338. As of April 30, 2026, the Company’s current liabilities exceeded its current assets by $6,968 and has an accumulated deficit of $96,533. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from its shareholders and director. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the nine months ended April 30, 2026.

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

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our fiscal year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

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

Accounting Standards Update  2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer

In May 2025, the FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. ACCOUNTS RECEIVABLE

	As of April 30, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Accounts receivable	$-	$10,000
Allowance for doubtful accounts	-	(10,000)
Total	$-	$-

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of April 30, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Prepaid expenses	$5,000	$17,399
Total	$5,000	$17,399

As of April 30, 2026 and July 31, 2025, amount of $nil and $14,000 of consulting services from related party - directors.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of April 30, 2026 and July 31, 2025:

	As of April 30, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Computer and software	$2,231	$2,231
Less: accumulated depreciation	(2,231)	(2,231)
Plant and equipment, net	$-	$-

Depreciation expense for the nine months ended April 30, 2026 and April 30, 2025 was $nil and $137 respectively.

6. ACCRUED LIABILITIES

	As of April 30, 2026 (Unaudited)	As of July 31, 2025 (Audited)

Accrued liabilities	$2,500	$5,200

As of April 30, 2026, the Company has accrued liabilities of $2,500 which comprises of outstanding audit fees.

7. AMOUNT OWING TO DIRECTOR

As of April 30, 2026, the director of the Company, Yidong Bao advanced $15,500 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

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

As of April 30, 2026, the Company has 6,720,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

9. INCOME TAX

The loss from operation before income taxes of the Company for the nine months ended April 30, 2026 and 2025 were comprised of the following:

	For the nine months ended April 30
	2026	2025
Tax jurisdictions from:
– Local	$(21,338)	$(6,033)
- Foreign, representing:
– Malaysia	-	-
Loss before income taxes	$(21,338)	$(6,033)

Provision for income taxes consisted of the following:

For the nine months ended April 30
	2026	2025
Current:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax assets:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax liabilities:
– Local	$-	$-
– Foreign	$-	$-

Income tax payable:
– Local	$-	$-
– Foreign	$-	$-

Income tax assets:
– Local	$-	$-
– Foreign	$-	$-

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the nine months ended April 30
	2026	2025
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	-%	-%
Valuation allowances	21%	21%
Others	-%	-%
Effective tax rate	0%	0%

	For the nine months ended April 30
	2026	2025
Statutory federal income tax rate	21%	21%
Computed expected expenses	$4,481	$1,267
Effect of foreign tax rate difference	-	-
Valuation allowances	$(4,481)	$(1,267)
Others	-	-
Total income tax expense	$-	$-

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2026, the operations in the United States of America incurred $96,533 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $20,272 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2026 and July 31, 2025:

	As of	As of
	April 30, 2026	July 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$20,272	$15,791
Less: valuation allowance	(20,272)	(15,791)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $20,272 as of April 30, 2026.

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

During the nine months period ended April 30, 2026, the Company recognized $14,000 of consulting service expense related to this issuance.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended April 30, 2026, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended April 30, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended April 30
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	100%	-	$-	$-
Customer B	-	5,000	-	100%	-	-
Total	$5,000	$5,000	100%	100%	$-	$-

For the nine months ended April 30, 2026, there were three customers who accounted for 100% of the Company’s revenues. For the nine months ended April 30, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended April 30
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	33.3%	-	$-	$-
Customer B	$5,000	$-	33.3%	-	$-	$-
Customer C	$5,000	$-	33.3%	-	$-	$-
Customer D	-	25,000	-	100%	-	-
Total	$15,000	$25,000	100%	100%	$-	$-

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

	For the Nine Months Ended and As of April 30, 2026
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
Operating expenses	(36,338)	(36,338)

Loss from operations	(21,338)	(21,338)

Total assets	$11,032	$11,032
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2025
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$25,000	$25,000

Cost of revenue	-	-
Operating expenses	(31,033)	(31,033)

Income from operations	(6,033)	(6,033)

Total assets	$28,136	$28,136
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2026
By Country	United States	Hong Kong	Total
Revenue	$-	$15,000	$15,000

Cost of revenue	-	-	-
Operating expenses	-	(36,338)	(36,338)

Loss from operations	-	(21,338)	(21,338)

Total assets	$-	$11,032	$11,032
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of April 30, 2025
By Country	United States	Hong Kong	Total
Revenue	$-	$25,000	$25,000

Cost of revenue	-	-	-
Operating expenses	-	(31,033)	(31,033)

Loss from operations	-	(6,033)	(6,033)

Total assets	$-	$28,136	$28,136
Capital expenditure	$-	$-	$-

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2026 up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of operations

Three months ended April 30, 2026 and 2025

Revenues

For the three months ended April 30, 2026, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to a participant.

For the three months ended April 30, 2025, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to a participant.

Operating Expenses

For the three months ended April 30, 2026, the Company had operating expenses in the amount of $9,814. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the three months ended April 30, 2025, the Company had operating expenses in the amount of $11,855. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

Net Loss

For the three months ended April 30, 2026, the Company has incurred a net loss of $4,814.

For the three months ended April 30, 2025, the Company has incurred a net loss of $6,855.

Nine months ended April 30, 2026 and 2025

Revenues

For the nine months ended April 30, 2026, the Company generated revenue in the amount of $15,000. The revenue was generated as a result of the Company having provided three Personal Financial Literacy Seminars (PFL Seminar) to participants.

For the nine months ended April 30, 2025, the Company generated revenue in the amount of $25,000. The revenue was generated as a result of the Company having provided five Personal Financial Literacy Seminars (PFL Seminar) to participants.

Operating Expenses

For the nine months ended April 30, 2026, the Company had general and administrative expenses in the amount of $36,338. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

For the nine months ended April 30, 2025, the Company had general and administrative expenses in the amount of $31,033. These were primarily comprised of audit fees, consultancy fees, and other professional fees.

The increase of the operating expenses was the result of the increase in consultancy and bookkeeping fees.

Net Loss

For the nine months ended April 30, 2026, the Company has incurred a net loss of $21,338.

For the nine months ended April 30, 2025, the Company has incurred a net loss of $6,033.

Liquidity and Capital Resources

Cash Provided by/(Used in) Operating Activities

For the nine months ended April 30, 2026, the Company has net cash inflow $3,861 in operating activities, which was primarily attributable to increase in amount owing to director.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of April 30, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of April 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 08, 2026

By:	/s/ SHIYONG ZHAO
SHIYONG ZHAO
Title:	Chief Executive Officer, President, Chairman (Principal Executive Officer)

By:	/s/ YUNYUAN CHEN
YUNYUAN CHEN
Title:	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

-7-