Form 10-K
period 2026-07-31
Birdie Win Corp
filed 2026-10-13
CIK 1873213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2026

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $0.001 par value	6,720,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

BIRDIE WIN CORPORATION

FORM 10-K

For the Fiscal Year Ended July 31, 2026

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

Description of Business

Birdie Win Corporation is headquartered in Hong Kong. We provide financial literacy seminar services to Hong Kong  individuals and families. Our mission is to improve the financial well-being of our clients.

The Company believes there is enormous opportunity in promoting, and at the same time profiting from financial literacy in Hong Kong. At present, the only service that has been provided by the Company is the one-on-one Personal Financial Literacy Seminar (herein referred as “PFL Seminar”). All other additional services are prospective, and have not, as of this point in time, been performed for any clients yet. We believe that we have the capacity to offer the services immediately upon securing an agreement with a client.

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

Pricing

We generate our revenues by providing PFL Seminar services to Hong Kong individuals and families. The one-time PFL seminar fees are typically a flat fee, which is currently proposed as $5,000 for each client .

Furthermore, we charge our clients who subscribe to our Personal Financial Report Review and Evaluation Program recurring consulting fees. The amount is negotiated on a case-by-case basis depending on the nature and extent of our services, such as investor coordination, investment advisory services and distribution of periodic product performance reports computed.

There were no material changes in the Company’s pricing during 2026 and 2025. The variation in revenue between the two years was primarily attributable to changes in the customer and participant mix. In 2025, services were provided to multiple participants under a corporate customer arrangement, whereas in 2026, services were primarily provided to individual customers.

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

Competition

The financial literacy services industry is very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant national wealth management firm, private banks and family offices headquartered in Hong Kong.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended July 31, 2026. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our organization prioritizes cybersecurity risk management, with leadership actively assessing and overseeing these risks. Our internal protocols require that significant cybersecurity risks be escalated to executive leadership, as well as to relevant management responsible for preventing, detecting, mitigating, and addressing cybersecurity incidents. These protocols ensure consistent and effective incident response, setting standards for internal notification and escalation. Additionally, they outline guidelines for external notifications, including disclosures to state or federal agencies or affected customers in the event of a cybersecurity incident. This structured framework supports our commitment to strong cybersecurity governance and risk management practices.

As of July 31, 2026, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

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

Holders

As of July 31, 2026, we have 16 shareholders on record of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2026.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2026 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on August 27, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Birdie Win Corporation is headquartered in Hong Kong. The Company’s executive office is located at Unit 8, 6/F, Wayson Commercial Building, 28 Connaught Road West, Hong Kong. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to customers in Hong Kong individuals or families.

Our cash and cash equivalents are $5,820 as of July 31, 2026. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2026, the Company incurred a net loss of $27,474 and a negative cash flow from operating activities of $14,549. As reflected in the financial statements, the Company had a working capital deficit of $13,104 and an accumulated deficit of $102,669. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended July 31, 2026  and 2025

Revenues

For the years ended July 31, 2026 and 2025, the Company has generated a revenue of $20,000 and $30,000 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients .

During 2025, the Company served one corporate customer and conducted six PFL Seminars for its employees. During 2026, the Company provided PFL Seminar services to four individual customers.

Accordingly, the decrease in revenue from 2025 to 2026 was primarily attributable to the change in customer and participant mix, rather than any material change in the Company’s pricing.

General and Administrative Expenses

For the years ended July 31, 2026 and 2025, the Company incurred general and administrative expenses of $47,474  and $47,299 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees , and stock-based compensation.

Included in general and administrative expenses were stock-based compensation expenses of $14,000 and $10,000 for the years ended July 31, 2026 and 2025, respectively, relating to shares issued to three directors of the Company. As the recipients were directors of the Company, these stock-based compensation expenses were considered related-party transactions.

Net Loss

For the years ended July 31, 2026 and 2025, the Company incurred a net loss of $27,474  and $17,299 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $3,649, from $2,171 as of July 31, 2025 to $5,820 as of July 31, 2026. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash (Used in) / Provided by   Operating Activities

For the year ended July 31, 2026, net cash used in operating activities was $14,549. Cash used in operating activities was attributable to net loss from operation, and increase in prepayments of $1,075, and a non-cash stock-based compensation expense of $14,000 related to consulting services.

For the year ended July 31, 2025, net cash provided by operating activities was $326. Cash provided by operating activities was attributable to net loss from operation, increase in prepayment, decrease in accrued liabilities, decrease in stock based compensation, and decrease in other payable.

Cash Used in Investing Activity

For the year ended July 31, 2026, the Company has used $0 in investing activity.

For the year ended July 31, 2025, the Company has used $0 in investing activity.

Cash Provided by Financing Activity

For the year ended July 31, 2026, the Company has received $18,198 from financing activity.

For the year ended July 31, 2025, the Company has received $0 from financing activity.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2026.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2026, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

Name	Age	Positions and Offices

Shiyong Zhao	46	Chief Executive Officer, President, Secretary, Chairman

Yunyuan Chen	52	Chief Financial Officer

Yidong Bao	43	Director

Fengjun Wang	54	Director

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

The Company does not currently have a separately constituted audit committee. Accordingly, the Board of Directors currently performs certain oversight functions that would otherwise be performed by an audit committee. However, the Company recognizes that the absence of a functioning audit committee and independent directors limits the effectiveness of its oversight of internal controls and financial reporting. As discussed in Item 9A, this governance structure has contributed to deficiencies in the Company’s internal control over financial reporting. The Company believes that retaining an independent director who would qualify as an “audit committee financial expert” would currently be costly and burdensome given the Company’s present stage of development and limited financial resources. The Company intends to continue evaluating its corporate governance structure as its business develops.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2026 and 2025:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shiyong Zhao (1), Chief Executive Officer, President, Secretary, Chairman	2026	$-	-	-	-	-	-	-	-
Yunyuan Chen (2), Chief Financial Officer	2026	$-	-	-	-	-	-	-	-
Yidong Bao (3), Director	2026	$-	-	-	-	-	-	-	-
Fengjun Wang (4), Director	2026	$-	-	-	-	-	-	-	-
Shiyong Zhao (1), Chief Executive Officer, President, Secretary, Chairman	2025	$-	-	360,000 common stock	-	-	-	-	$9,000
Yunyuan Chen (2), Chief Financial Officer	2025	$-	-	-	-	-	-	-	-
Yidong Bao (3), Director	2025	$-	-	300,000 common stock	-	-	-	-	$7,500
Fengjun Wang (4), Director	2025	$-	-	300,000 common stock	-	-	-	-	$7,500

(1)	Shiyong Zhao has served as President, Chief Executive Officer, Secretary, and Chairman since March 04, 2025. Prior to that date, Yunyuan Chen served as President, Chief Executive Officer, Secretary, Treasurer, and Director from July 18, 2024 to March 04, 2025.
(2)	Yunyuan Chen served as President, Chief Executive Officer from July 18, 2024 to March 04, 2025. On March 04, 2025, Yunyuan Chen resigned from her positions as the Company’s President and Chief Executive Officer. On June 05, 2025, Yunyuan Chen resigned from her positions as Director. Ms Chen will remain the Treasurer of the Company.
(3)	Yidong Bao has served as Director since March 04, 2025.
(4)	Fengjun Wang has served as Director since March 04, 2025.

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

Compensation Discussion and Analysis

Director Compensation

During the year ended July 31, 2026, our Board of Directors did not receive any consideration for their services as members of the Board of Directors.  During the year ended July 31, 2025, the Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors , Shiyong Zhao, Yidong Bao, and Fengjun Wang.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2026, the Company has 6,720,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, the Company had not entered into any transactions  with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

On March 24, 2025, a Stock Purchase Agreement was entered into between TOPP Holdings Group Ltd (the “Seller”), whose controlling person is Yunyuan Chen, and Shiyong Zhao (the “Purchaser”), wherein the Purchaser purchased 2,640,000 shares of Common Shares from the Seller, par value $0.001 per share (the “Shares”), of Birdie Win Corporation, a Nevada corporation (the “Company”).   In addition, Mr. Zhao was issued 360,000 shares for consulting services, resulting in an aggregate of 3,000,000 shares acquired by Mr. Zhao, representing approximately 44.6% of the voting rights of the Company at that time. On May 23, 2025, Mr. Zhao sold 300,000 shares to Yueqin Chen. Following the sale, Mr. Zhao held 2,700,000 shares, representing approximately 40.2% of the Company’s outstanding voting shares. Yunyuan Chen, through TOPP Holdings Group Ltd., previously held 3,350,000 shares acquired from TTTOP International Ltd. On March 24, 2025, 2,640,000 shares were sold to Shiyong Zhao, 300,000 shares were sold to Jiang Xu, and 300,000 shares were sold to Zhixia Zhao. On May 14, 2025, an additional 100,000 shares were sold to   Hongliang Xu. Following these transactions, Ms. Chen retained 10,000 shares through TOPP Holdings Group Ltd.

On February 1, 2025, loans totaling $7,965 previously due to Zonghan Wu and Yunyuan Chen were forgiven.

During the year ended July 31, 2025, the Company issued an aggregate of 960,000 shares of common stock at $0.025 per share, with an aggregate value of $24,000, as consideration for consulting services provided by three newly appointed directors, Shiyong Zhao, Yidong Bao and Fengjun Wang. Of the total stock-based compensation, $10,000 was recognized  as consulting service expense during the year ended July 31, 2025 and $14,000 was recognized  as consulting service expense during the year ended July 31, 2026.

During the year ended July 31, 2026, director Yidong Bao advanced an aggregate of $18,198 to the Company. The amount remains outstanding as of July 31, 2026. Mr. Bao has indicated that he does not currently intend to request repayment of the outstanding balance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2026 and 2025. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since July 01, 2021.

ACCOUNTING FEES AND SERVICES	2026	2025

Audit fees	$12,500	$12,500

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

Birdie Win Corporation

Date: October 13, 2026	By:	/s/ Shiyong Zhao
Shiyong Zhao
Chief Executive Officer, President, Secretary,
and Chairman
(Principal Executive Officer)

Date: October 13, 2026	By:	/s/ Yunyuan Chen
Yunyuan Chen
Chief Financial Officer
(Principal Financial
Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shiyong Zhao	Chief Executive Officer, President, Secretary, Chairman
Shiyong Zhao	(Principal Executive Officer)	October 13, 2026

/s/ Yunyuan Chen	Chief Financial Officer
Yunyuan Chen	(Principal Financial Officer and Principal Accounting Officer)	October 13, 2026

/s/ Yidong Bao	Director
Yidong Bao	(Board Director)	October 13, 2026

/s/ Fengjun Wang	Director
Fengjun Wang	(Board Director)	October 13, 2026

BIRDIE WIN CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Birdie Win Corporation

Unit 8, 6/F, Wayson Commercial Building

28 Connaught Road West

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Birdie Win Corporation (the ‘Company’) as of July 31, 2026 and 2025, and the related statement of operations and comprehensive loss, statement of changes in stockholders’ equity, and statement of cash flows for each of the years in the two-year period ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2026, the Company incurred a net loss of $27,474 and negative cash outflow from operating activities of $14,549.  As of July 31, 2026, the Company had a working capital deficit of $13,104 and an accumulated deficit of $102,669.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters .

/s/ JP Centurion & Partners PLT

JP Centurion & Partners PLT (PCAOB ID: 6723)

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

October 13, 2026

Item 1. Financial Statements

BIRDIE WIN CORPORATION

BALANCE SHEETS

AS OF JULY 31, 2026 AND 2025

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	July 31, 2026	July 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$5,820	$2,171
Accounts receivable	-	-
Prepayment (including $nil and $14,000 of prepayments to related party as of July 31, 2026 and July 31, 2025 respectively)	4,474	17,399
Total current assets	10,294	19,570

Non - current asset
Plant and equipment, net	$-	$-
Total non - current asset	-	-

TOTAL ASSETS	$10,294	$19,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$5,200	$5,200
Amount owing to director	18,198	-
Total current liabilities	23,398	5,200

Total liabilities	$23,398	$5,200

Stockholders’ equity
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 6,720,000 shares as of July 31, 2026 and July 31, 2025, respectively	$6,720	$6,720
Additional paid in capital	82,845	82,845
Accumulated deficit	(102,669)	(75,195)
Total stockholders’ equity	$(13,104)	$14,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,294	$19,570

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Years Ended July 31
	2026	2025

Revenue	$20,000	$30,000

Operating expenses
General and administrative expenses (including $14,000 and $10,000 of general and administrative expenses to related party for the years ended July 31, 2026 and 2025, respectively)	47,474	47,162
Depreciation	-	137
Total operating expenses	47,474	47,299

Loss from operations	(27,474)	(17,299)

Net loss	(27,474)	(17,299)

Earnings per share
Net loss per common share – basic and diluted	(0.00)	(0.00)

Weighted average number of ordinary shares
Basic and diluted	6,720,000	6,162,411

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total
Balance as of July 31, 2024	5,760,000	5,760	51,840	(57,896)	(296)
Net loss for the year 2025	-	-	-	(17,299)	(17,299)
Debt forgiveness			7,965		7,965
Share issuance^	960,000	960	23,040	-	24,000
Balance as of July 31, 2025	6,720,000	6,720	82,845	(75,195)	14,370
Net loss for the year 2026	-	-	-	(27,474)	(27,474)
Balance as of July 31, 2026	6,720,000	6,720	82,845	(102,669)	(13,104)

^	960,000 shares of common stock were issued to 3 new directors.

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Year Ended
	July 31
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(27,474)	$(17,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	137
Stock based compensation - consulting services	14,000	10,000
Changes in operating assets and liabilities:
Prepayment	(1,075)	7,513
Accrued liabilities	-	(210)
Other payable	-	185
Net cash (used in)/provided by operating activities	(14,549)	326

Cash Flows From Investing Activity:
Net cash provided by investing activity	-	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	-
Advances from directors	18,198	-
Net cash provided by financing activity	18,198	-

Net change in cash and cash equivalents	3,649	326
Cash and cash equivalents, beginning of year	2,171	1,845
Cash and cash equivalents, end of year	$5,820	$2,171

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for service provider	$-	$24,000

The accompanying notes are an integral part of these financial statements.

BIRDIE WIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Birdie Win Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 16, 2021.

Birdie Win Corporation is headquartered in Hong Kong. We provide financial literacy seminar services to Hong Kong individuals and families. Our mission is to improve the financial well-being of our clients.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2026, the Company incurred a net loss of $27,474 and negative cash outflow from operating activities of $14,549.  As of July 31, 2026, the Company had a working capital deficit of $13,104 and an accumulated deficit of $102,669.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future, continued financial support from its major shareholder, and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the year ended July 31, 2026.

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

The Company’s PFL Seminar program generally consists of three seminar sessions, which together represent the performance obligation under the customer arrangement. Revenue is recognized over time as the three seminar sessions are delivered. The Company measures its progress toward satisfaction of the performance obligation based on the number of seminar sessions completed and recognizes revenue proportionately as each session is completed. The Company generally issues an invoice to the customer upon completion of the three-session seminar program, and payment is due in accordance with the applicable invoice terms.

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

Accounting Standards Adopted in 2026

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company adopted ASU 2023-09 prospectively for the fiscal year ended July 31, 2026.

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

Accounting Standards Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05).

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending July 31, 2027, with early adoption permitted.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

Accounting Standards Update 2025-04, Stock Compensation (Topic 718) and Clarification to Share-Based Consideration Payable to a Customer (Topic 606)

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

The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure

3. ACCOUNTS RECEIVABLE

	As of July 31, 2026 (Audited)	As of July 31, 2025 (Audited)

Accounts receivable	$-	$10,000
Allowance for doubtful accounts	-	(10,000)
Total	$-	$-

The amount due from trade receivable is subject to normal trade credit term.

4. PREPAYMENT

	As of July 31, 2026 (Audited)	As of July 31, 2025 (Audited)

Prepaid expenses	$4,474	$17,399
Total	$4,474	$17,399

As of July 31, 2026 and July 31, 2025, amount of $nil and $14,000 of consulting services from related parties - directors.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of July 31, 2026 and July 31, 2025:

	As of July 31, 2026 (Audited)	As of July 31, 2025 (Audited)

Computer and software	$2,231	$2,231
Less: Accumulated depreciation	(2,231)	(2,231)
Plant and equipment, net	$-	$-

Depreciation expense for the years ended July 31, 2026 and July 31, 2025 was $nil and $137 respectively.

6. ACCRUED LIABILITIES

	As of July 31, 2026 (Audited)	As of July 31, 2025 (Audited)

Accrued expenses	$5,200	$5,200
Total	$5,200	$5,200

Accrued expenses for the years ended July 31, 2026 and July 31, 2025  consist of accrued audit fees and stock and registrar fee.

7. AMOUNT OWING TO DIRECTOR

As of July 31, 2026 , the director of the Company, Yidong Bao advanced $18,198 to the Company, which is unsecured and non-interest bearing and is repayable on demand.

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

As of July 31, 2026, the Company has 6,720,000 shares of common stock issued and outstanding. There are no shares of preferred stock authorized.

9. INCOME TAX

The loss from operation before income taxes of the Company for the year ended July 31, 2026 and 2025 were comprised of the following:

	For the year ended July 31
	2026	2025
Tax jurisdictions from:
– Local	$(27,474)	$(17,299)
- Foreign, representing:
– Hong Kong	-	-
Loss before income taxes	$(27,474)	$(17,299)

Provision for income taxes consisted of the following:

For the year ended July 31
	2026	2025
Current:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax assets:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax liabilities:
– Local	$-	$-
– Foreign	$-	$-

Income tax payable:
– Local	$-	$-
– Foreign	$-	$-

Income tax assets:
– Local	$-	$-
– Foreign	$-	$-

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the years ended July 31, 2026 and 2025 is as follows:

	For the year ended July 31
	2026		2025
	Amount	Percent	Amount	Percent
Loss before income taxes	$(27,474)		$(17,299)
Statutory federal income tax rate	$(5,770)	21%	$(3,633)	21%
State and local income tax, net of federal income tax effect	-	-	-	-
Changes in valuation allowances	$5,770	(21%)	$3,633	(21%)
Foreign tax effects:	-	-	-	-
Hong Kong	-	-	-	-
- Changes in valuation allowances	-	-	-	-
- Foreign rate difference	-	-	-	-
Income tax expense and effective tax rate	$-	-	$-	-

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2026 , the operations in the United States of America incurred $102,669  of cumulative net operating losses (NOL’s) which can be carried forward carried forward indefinitely to offset taxable income in the future.   The Company has provided for a full valuation allowance of approximately $21,560 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2026 and July 31, 2025:

	As of	As of
	July 31, 2026	July 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$21,560	$15,791
Less: valuation allowance	(21,560)	(15,791)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $21,560  as of July 31, 2026.

10. RELATED PARTY TRANSACTIONS

On February 1, 2025, loans totaling $7,965 previously due to Zonghan Wu, a former director of the Company prior to Yunyuan Chen, and Yunyuan Chen, the Company’s former director, were forgiven.

On March 1, 2025, the company has entered into an agreement with 3 new directors for a term of 12 months by providing consultant services. The Company issued an aggregated of 960,000 shares of its common stock at $0.025 per share, totaling $24,000, as consideration for consulting services provided by three newly appointed directors. This issuance represents a non-cash issuance of common stock for services.

During the year ended July 31, 2026, director Yidong Bao advanced an aggregate of $18,198 to the Company. The amount remains outstanding as of July 31, 2026. Mr. Bao has indicated that he does not currently intend to request repayment of the outstanding balance.

The Company initially recorded the $24,000 as a prepayment for consulting services and recognized the related consulting service expense over the service period. For the years ended July 31, 2026 and 2025, the Company recognized consulting service expense of $14,000 and $10,000, respectively. As of July 31, 2026 and 2025, the remaining prepayment balance was $nil and $14,000, respectively.

11. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2026, there were four customers who accounted for 100% of the Company’s revenues.

For the year ended July 31, 2025, there was one customer who accounted for 100% of the Company’s revenues.

The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Years ended July 31
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,000	$-	25%	-	$-	$-
Customer B	$5,000	$-	25%	-	$-	$-
Customer C	$5,000	$-	25%	-	$-	$-
Customer D	$5,000	$-	25%	-	$-	$-
Customer E	-	30,000	-	100%	-	-
Total	$20,000	$30,000	100%	100%	$-	$-

12. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, financial services business and one reportable segment based on Hong Kong.

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

	For the Year Ended July 31, 2026
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
General and administrative expenses	(47,474)	(47,474)

Loss from operations	(27,474)	(27,474)

Total assets	$10,294	$10,294
Capital expenditure	$-	$-

	For the Year Ended July 31, 2025
By Business Unit	Financial Services Business (Literacy Seminar)	Total
Revenue	$30,000	$30,000

Cost of revenue	-	-
General and administrative expenses	(47,299)	(47,299)

Loss from operations	(17,299)	(17,299)

Total assets	$19,570	$19,570
Capital expenditure	$-	$-

	For the Year Ended July 31, 2026
By Country	Hong Kong	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
General and administrative expenses	(47,474)	(47,474)

Loss from operations	(27,474)	(27,474)

Total assets	$10,294	$10,294
Capital expenditure	$-	$-

	For the Year Ended July 31, 2025
By Country	Hong Kong	Total
Revenue	$30,000	$30,000

Cost of revenue	-	-
General and administrative expenses	(47,299)	(47,299)

Loss from operations	(17,299)	(17,299)

Total assets	$19,570	$19,570
Capital expenditure	$-	$-

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2026 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

